Form 10-Q
period 1995-05-31
ARLEN CORP
filed 1995-07-14
CIK 7346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number 1-6675

                             THE ARLEN CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 New York                               13-2668657
      ------------------------------                -------------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

      505 Eighth Avenue, New York, New York                10018
      -------------------------------------         -------------------
      (Address of principal executive offices)          (Zip Code)

      Registrant's telephone number, including area code:  (212) 736-8100

                                 Not Applicable
- -------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes     X      No
                                  ---------     ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 Common Stock, $1 par value - 29,770,223 shares outstanding as of July 6, 1995
           (excluding shares owned by subsidiaries of the Registrant)



                                                             Page 1 of 14 pages

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                                     INDEX
===============================================================================

                                                                               PAGE
PART I.     FINANCIAL INFORMATION

    Item 1. Financial Statements

            Consolidated balance sheets -- May 31, 1995 and 1994
                    (unaudited)                                                  4

            Consolidated balance sheet --  February 28, 1995                     5

            Consolidated statements of operations -- Three
                    months ended May 31, 1995 and 1994 (unaudited)               6

            Consolidated statements of cash flows -- Three
                    months ended May 31, 1995 and 1994 (unaudited)             7-8

            Notes to consolidated financial statements                        9-10




    Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                12-13


PART II.    OTHER INFORMATION                                                   14


SIGNATURES                                                                      14

                         PART I - FINANCIAL INFORMATION

                                    Item 1.
                              Financial Statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                ($000s Omitted)
                                  (UNAUDITED)
===============================================================================

                                                                                     May 31,
                                                                                ----------------
ASSETS                                                                          1995        1994
- ------                                                                          ----        ----
CURRENT ASSETS:
    Cash and cash equivalents                                                $   2,061   $     529
    Certificates of deposit                                                        226         218
    Accounts receivable, net                                                    12,681      11,381
    Inventories                                                                  5,304       3,281
    Other current assets                                                           691         338
                                                                             ---------   ---------

        TOTAL CURRENT ASSETS                                                    20,963      15,747

PROPERTY AND EQUIPMENT, net                                                      1,398         964
OTHER ASSETS                                                                       652         853
                                                                             ---------   ---------

        TOTAL ASSETS                                                         $  23,013   $  17,564
                                                                             =========   =========

LIABILITIES AND CAPITAL DEFICIT
- -------------------------------

CURRENT LIABILITIES:
    Notes payable (including $2,878 and $2,846 due to related
      parties in 1995 and 1994)                                              $   7,162   $   6,921
    Accounts payable                                                             3,233       2,318
    Accrued interest payable (including $687 and $761 due to
      related parties in 1995 and 1994)                                            856         977
    Accrued state income taxes                                                   1,227       1,191
    Accrued other                                                               10,236       9,644
    Current portion of long-term  obligations (including $655
      and $440 due to related parties in 1995 and 1994)                          1,022         448
                                                                             ---------   ---------

        TOTAL CURRENT LIABILITIES                                               23,736      21,499

LONG-TERM OBLIGATIONS (including $1,235 and $1,450
    due to related parties in 1995 and 1994)                                     1,486       1,458

SUBORDINATED AMOUNTS DUE TO RELATED PARTIES                                    120,748     111,808
                                                                             ---------   ---------

        TOTAL LIABILITIES                                                      145,970     134,765

COMMITMENTS AND CONTINGENCIES

CAPITAL DEFICIT                                                               (122,957)   (117,201)
                                                                             ---------   ---------

        TOTAL LIABILITIES AND CAPITAL DEFICIT                                $  23,013   $  17,564
                                                                             =========   =========

                 See notes to consolidated financial statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               February 28, 1995
                                ($000s Omitted)
===============================================================================

            ASSETS
            ------
CURRENT ASSETS:
    Cash and cash equivalents                                                    $   1,192
    Certificates of deposit                                                            222
    Accounts and notes receivable, net                                              11,109
    Inventories                                                                      4,731
    Other current assets                                                               529
                                                                                 ---------

        TOTAL CURRENT ASSETS                                                        17,783

PROPERTY AND EQUIPMENT, net                                                            903
OTHER ASSETS                                                                           703
                                                                                 ---------

        TOTAL ASSETS                                                             $  19,389
                                                                                 =========
  LIABILITIES AND CAPITAL DEFICIT
  -------------------------------

CURRENT LIABILITIES:
    Notes payable (including $2,742 due to related parties)                      $   6,281
    Accounts payable                                                                 2,344
    Accrued interest payable (including $622 due to related parties)                   776
    Accrued state income taxes                                                       1,137
    Accrued other                                                                    9,993
    Current portion of long-term  obligations (including
      $722 due to related parties)                                                     722
                                                                                 ---------

        TOTAL CURRENT LIABILITIES                                                   21,253

LONG-TERM OBLIGATIONS (including $1,246 due to related parties)                      1,246

SUBORDINATED AMOUNTS DUE TO RELATED PARTIES                                        118,381
                                                                                 ---------

        TOTAL LIABILITIES                                                          140,880

COMMITMENTS AND CONTINGENCIES

CAPITAL DEFICIT                                                                   (121,491)
                                                                                 ---------

        TOTAL LIABILITIES AND CAPITAL DEFICIT                                    $  19,389
                                                                                 =========

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                ($000s Omitted)
                                  (UNAUDITED)
===============================================================================

                                                                           Three months ended
                                                                                 May 31,
                                                                           ------------------
                                                                            1995         1994
                                                                            ----         ----
SALES                                                                      $13,150     $12,653

COST OF SALES                                                                7,932       7,655
                                                                           -------     -------

      Gross profit on sales                                                  5,218       4,998

SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES                                                    4,035       3,654
                                                                           -------     -------

      Operating income                                                       1,183       1,344

OTHER (CHARGES) CREDITS:
    Interest expense (including amounts due to related parties of
    $2,449 in 1995 and $2,351 in 1994)                                      (2,658)     (2,453)

    Other income                                                                 9           3
                                                                           -------     -------

      Net loss                                                             ($1,466)    ($1,106)
                                                                           =======     =======

LOSS PER COMMON SHARE                                                       ($0.05)     ($0.03)
                                                                           =======     =======

                 See notes to consolidated financial statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                ($000s Omitted)
                                  (UNAUDITED)
===============================================================================

                                                                           Three months ended
                                                                                 May 31,
                                                                           ------------------
                                                                             1995       1994
                                                                             ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 ($1,466)    ($1,106)
                                                                           -------     -------

  Adjustments to reconcile net loss
  to cash provided by operating activities:
    Depreciation and amortization                                              130         166
    Provision for losses on accounts
      receivable                                                              (198)         83
    Increase in subordinated amounts due related
      parties in exchange for interest                                       2,324       2,193
    Changes in assets and liabilities, net of effects from the purchase of a new automotive aftermarket business:
        (Increase) decrease in assets:
          Accounts receivable                                                 (886)     (2,252)
          Inventories                                                          367         289
          Other current assets                                                (141)        (47)
          Other assets                                                           4           0
        Increase (decrease) in liabilities:
          Accounts payable                                                     (94)        (59)
          Accrued interest payable                                             116          85
          Accrued state income taxes                                            90         181
          Accrued other liabilities                                            188         356
                                                                           -------     -------

          Total adjustments                                                  1,900         995
                                                                           -------     -------

          Net cash provided by operating activities                            434        (111)
                                                                           -------     -------


                 See notes to consolidated financial statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                ($000's Omitted)
                                  (UNAUDITED)
                                  (Continued)
===============================================================================

                                                                              Three months ended
                                                                                    May 31,
                                                                             ----------------------
                                                                             1995              1994
                                                                             ----              ----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in certificates of deposit                                         (4)                0
  Investment in capital assets                                                 (75)             (139)
  Acquisition of new automotive aftermarket
    business, net of cash acquired                                             (54)                0
                                                                           -------           -------
        Net cash used in investing activities                                 (133)             (139)
                                                                           -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on revolving credit line                                         (8,821)           (8,615)
  Proceeds from revolving credit line                                        9,702             8,785
  Principal payments on short-term borrowings                                 (192)                0
  Principal payments on long-term borrowings                                  (121)              (52)
  Principal payments on subordinated debt                                        0               (57)
                                                                           -------           -------

        Net cash provided by financing activities                              568                61
                                                                           -------           -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                             869              (189)

CASH AND CASH EQUIVALENTS, at
  February 28, 1995 and 1994                                                 1,192               718
                                                                           -------           -------

CASH AND CASH EQUIVALENTS, at
  May 31, 1995 and 1994                                                    $ 2,061           $   529
                                                                           =======           =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the three months ended
    May 31, 1995 and 1994 for interest                                     $   110            $    85
                                                                           =======            =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
  During May 1995, a newly organized, wholly-owned subsidiary of the Registrant acquired certain assets of a business.  In acquiring the business, the new subsidiary paid $110,000 and assumed liabilities of $1,789,000.

                 See notes to consolidated financial statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               As of May 31, 1995
                                  (UNAUDITED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

  Note A -- Basis of Presentation

  The accompanying financial statements have been prepared on the basis that the Registrant will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Registrant has incurred substantial losses for many years, resulting principally from interest charges accrued on its subordinated debt, it has been able to obtain extensions on such subordinated debt and defer payments on certain of its other debt so that cash flow generated from operations has been sufficient to cover necessary expenditures. However, certain of the subordinated notes constituting this subordinated indebtedness, as described in Note 7 of the Notes to Consolidated Financial Statements included in the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1995 (the "1995 10-K"), and a note payable, as described in
  Note 5 of such Notes to Consolidated Financial Statements, issued by the Registrant to an officer/director, have been pledged to financial institutions by the officer/director as security for personal obligations.

  The officer/director has been declared in default on a loan from one of the financial institutions and an action was instituted against him. Two Registrant notes totaling approximately $3,635,000, including accrued interest of $1,039,000, had been pledged as collateral for this loan. The financial institution commenced an action against the Registrant for collection of these notes and, in March 1995, the financial institution was granted a judgment on certain of their claims.

  If the Registrant is required to satisfy this judgment and repay the notes, the Registrant could face a severe liquidity problem, which may be mitigated by negotiating a workable payout with the financial institution and/or generating sufficient cash flow from its continuing operations to meet the obligations. There is no assurance that the Registrant would be successful in these efforts. The financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 1996. For further information, reference is made to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the 1995 10-K.

  Note B -- Acquisition

  During May 1995, a newly organized, wholly-owned subsidiary of the Registrant acquired a business which manufactures and sells metal grille guards, light bars, tubular bumpers and side bars (steps) nationwide to the light truck and sport utility market and performs contract metal-bending work. In acquiring this business, the new subsidiary purchased assets, including fixed assets of $499,000, and assumed certain bank debt and other liabilities, including bank debt of $461,000 maturing at various dates over the next six years and $120,000 of notes payable maturing over the next two years. In addition, the new subsidiary entered into a six-year consulting agreement with the seller of this business, pursuant to which earnings of the new subsidiary will pay certain consulting fees depending upon the future earnings of the subsidiary. Certain of the new subsidiary's obligations with respect to this acquisition transaction, including bank debt of approximately $461,000, are guaranteed by the subsidiary's parent, which itself is a wholly-owned subsidiary of the Registrant.

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               As of May 31, 1995
                                  (UNAUDITED)
                                  (Concluded)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

  Note C -- Inventories

                                                                    May 31,
                                                                    -------
                                                                1995       1994
                                                                ----       ----
  Major classes of inventory consist of the following:
  Raw material                                                $1,909     $1,870
  Work - in - process                                            745        251
  Finished goods                                               2,650      1,160
                                                              ------     ------
                                                              $5,304     $3,281
                                                              ======     ======

  Note D -- Contingencies

  (a)  Environmental Matter

  The Registrant has received a general notice of liability indicating that the Registrant may be a potentially responsible party in connection with contamination at a San Fernando Valley Area 2 Superfund Site. The Registrant has hired a geological consulting firm to assist in this matter. The ultimate outcome of this matter is uncertain and no adjustments have been made to the accompanying financial statements. Although the EPA has indicated its intention to issue special notice letters to parties that it determines are potentially liable with respect to the Site, the Registrant has not, as of the date hereof, received any such special notice letter. In the opinion of management, the ultimate resolution of this matter will not have a significant impact, if any, on the Registrant's financial statements taken as a whole.

  (b) Pension Plan

  The Registrant is the sponsor of a defined benefit pension plan (the "Plan") which was frozen in 1981. The actuarial valuation of the Plan as of March 1, 1993 (the latest Plan valuation) indicates that the unfunded actuarial accrued liability was approximately $850,000.

  The Internal Revenue Service ("IRS") is currently auditing the Plan. The IRS has not yet proposed any amount for the underfunding as it relates to the minimum funding standards of the Internal Revenue Code. Management believes that it has adequately provided in the balance sheet (included in accrued other) for any liability that may result from the resolution of this matter.

  Note E -- Loss Per Share

  Loss per common share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding during each period. Convertible securities that are deemed to be common share equivalents are assumed to have been converted at the beginning of each period. The Registrant's common share equivalents and convertible issues were anti-dilutive at May 31, 1995 and 1994 and, therefore, were not included in the loss per share computations for these periods. The weighted average number of shares used to compute per share amounts were 29,712,000 for three month period ended May 31, 1995 and 1994, respectively, inclusive of Class B common shares.

                                    Item 2.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

  Liquidity and Capital Resources

  At May 31, 1995, the Registrant had a shareholders' deficit of $122,957,000 and its ratio of current assets to current liabilities was 0.88 (having improved from the current ratio of 0.85 at February 28, 1995). The shareholders' deficit at May 31, 1995 takes into account indebtedness to present or former officers and directors of the Registrant, or to persons related to them or their trusts or affiliated entities, in the aggregate amount of $126,853,000. As a result of certain transactions concluded by the Registrant in May 1993 with the then holders of notes evidencing $120,748,000 of this indebtedness (the "Notes") (as described above in Item 1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1995 (the "1995 10-K")), the Registrant obtained a significant extension, to July 31, 1997, in the maturity dates applicable to the Notes, though the Registrant was required to provide substantial collateral to secure the Registrant's payment obligations under the Notes. By achieving this result, the Registrant avoided the possibility that the Notes could all have been accelerated in July 1993, and deferred the substantial payment obligations under the Notes until at least July 31, 1997 (subject, however, to (a) the occurrence of an event of default which could accelerate such payment obligations and (b) the mandatory prepayments required upon the occurrence of certain corporate transactions involving the collateral).

  While the transactions involving the extension and collateralization of the Notes are believed to have eased the Registrant's liquidity needs over the four years following such transactions, the settlement of certain obligations (the "Current Obligations") owed to the Registrant's Chairman of the Board (as described in Item 1 of the 1995 10-K) has added additional periodic payment obligations to those already borne by the Registrant and its subsidiaries. Such payment obligations are specified in Item 1 of the 1995 10-K. Nevertheless, based upon the experience of the Registrant's prior arrangements with certain of its creditors and management's expectations of the cash flow to be available from the Registrant's operating subsidiaries, the Registrant believes that it will be able to meet the expenses of current operations. Further information with respect to the payment obligations of the Registrant and its operating subsidiaries is provided in Notes 5, 6, and 7 of the Notes to Consolidated Financial Statements included in the 1995 10-K.

  If, as a result of insufficient cash flow or otherwise, the Registrant should be unable to meet its payment obligations under the Current Obligations, such a default would also constitute an event of default under the Notes, permitting the holders of the Notes to accelerate the indebtedness thereunder and to foreclose upon the outstanding shares of common stock of the Registrant's subsidiaries, Arlen Holdings Corp., Arlen Automotive, Inc. and Grant Products, Inc., held as collateral for the Notes, thereby effectively depriving the Registrant of substantially all of its operating assets, and, if such foreclosure does not produce sufficient proceeds to pay off the indebtedness in full as the Registrant believes it would not, the Registrant would remain potentially liable for the amount of any deficiency.

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

  Liquidity and Capital Resources (continued)

  In addition to the potential liquidity problems which could result from a default as described in the preceding paragraph, the Registrant acknowledges that, if the Registrant is unable to negotiate a manageable settlement with Morgan Guaranty Trust Company of New York, the pledgee of certain promissory notes of the Registrant and the holder of a judgment against the Registrant (as discussed in Item 3 of the 1995 10-K), the Registrant may face a severe liquidity crisis and be unable to continue as a going concern.

  Results of Operations

  Sales for the three months ended May 31, 1995 increased by 4% over the corresponding period of the prior year. The increase is the result of increased sales at the automotive aftermarket subsidiaries, partially offset by decreased sales at the construction subsidiary. The sales for this period do not include the sales of a newly-organized subsidiary, which acquired the automotive aftermarket business of a third party as of May 19, 1995. The sales of the Registrant's subsidiary serving the construction industry decreased by approximately 21%. The primary reason for the decrease is the volatility of the construction industry. The sales of the automotive aftermarket subsidiaries increased by 10% for the three month period ended May 31, 1995 from the corresponding period of the prior year. The sales increases reflect a continuation of improving market conditions in the industry in which they operate.

  The increase in cost of sales was primarily a function of the higher sales, with the gross profit margins of the operating subsidiaries as a group relatively constant for the three months ended May 31, 1995 when compared with such margins for the comparable period of the prior year. The gross margin of the construction subsidiary improved by 10% (reflecting favorable bid terms on certain contracts), which was offset by a 2% decline in gross margin at the automotive subsidiaries attributable to increased material prices and competitive pressures.

  Corporate, selling, general and administrative expenses increased by 10% from the corresponding period of the prior year. The increase is made up of a 13% increase at the automotive aftermarket subsidiaries due to increased selling expenses related to increased sales and increased administrative expenses necessitated by a sustained increase in the level of sales, patrially offset by a 5% decrease at the construction subsidiary associated with the decline in sales.

  Operating income as a percentage of sales declined by 2% primarily due to increased administrative expenses at the automotive aftermarket subsidiaries necessitated by the sustained increase in the level of sales.

  Interest expense increased by 8% for the three months ended May 31, 1995 from the corresponding period of the prior year. The increase is primarily the result of the compounding of interest on related party obligations and increased borrowing costs associated with the increase in the prime interest rate.

  The net loss for the three months ended May 31, 1995 increased by 33% from the corresponding period of the prior year primarily because of the increase in corporate, selling, general and administrative expenses and interest expense.

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits:

          None

(b)   Reports on Form 8-K:

          None


S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE ARLEN CORPORATION


Date:  July 14, 1995                      By /s/ Allan J. Marrus
                                            ------------------------------------
                                                 Allan J. Marrus
                                                 President


Date:  July 14, 1995                      By /s/ David S. Chaiken
                                            ------------------------------------
                                                 David S. Chaiken
                                                 Treasurer

                                EXHIBIT INDEX
                                -------------


Exhibit
  No.              Description
- -------            -----------

  27               Financial Data Schedule