Form 10-Q
period 1995-08-31
ARLEN CORP
filed 1995-10-20
CIK 7346

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1995

                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number 1-6675

                             THE ARLEN CORPORATION
      -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                   13-2668657
----------------------------------------      --------------------------
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)

  505 Eighth Avenue, New York, New York                 10018
----------------------------------------      --------------------------
(Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code:  (212) 736-8100

                                 Not Applicable
      -----------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes    X      No
                                       --------     --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Common Stock, $1 par value - 29,770,224 shares outstanding as of
                               October 6, 1995
          (excluding shares owned by subsidiaries of the Registrant)




                                                             PAGE 1 OF 210 PAGES
                                                        EXHIBIT INDEX ON PAGE 21

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                                     INDEX
================================================================================

                                                                                                 PAGE
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated balance sheets -- August 31, 1995 and 1994
                    (unaudited)                                                                    4

            Consolidated balance sheet --  February 28, 1995 (unaudited)                           5

            Consolidated statements of operations -- Six and three
                    months ended August 31, 1995 and 1994 (unaudited)                              6

            Consolidated statements of cash flows -- Six
                    months ended August 31, 1995 and 1994 (unaudited)                            7-8

            Notes to consolidated financial statements                                          9-11




  Item 2.     Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                  13-15


PART II.    OTHER INFORMATION                                                                  16-19


SIGNATURES                                                                                        20

                         PART I - FINANCIAL INFORMATION

                                    Item 1.
                              Financial Statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                ($000s Omitted)
                                  (UNAUDITED)
================================================================================

                                                                                                   August 31,
                                                                                                   ----------
                   ASSETS                                                               1995                     1994
                   ------                                                               ----                     ----
CURRENT ASSETS:
    Cash and cash equivalents                                                    $     1,435                  $     826
    Certificates of deposit                                                              228                        218
    Accounts receivable, net                                                          12,248                     11,104
    Inventories                                                                        6,429                      4,147
    Other current assets                                                                 898                        313
                                                                                  -----------                 ----------
        TOTAL CURRENT ASSETS                                                          21,238                     16,608

PROPERTY AND EQUIPMENT, net                                                            1,450                        985
OTHER ASSETS                                                                             704                        765
                                                                                  -----------                 ----------

        TOTAL ASSETS                                                                 $23,392                    $18,358
                                                                                  ===========                 ==========

                LIABILITIES AND CAPITAL DEFICIT
                -------------------------------

CURRENT LIABILITIES:
    Notes payable (including $2,742 and $2,754 due to related
      parties in 1995 and 1994)                                                     $  3,803                   $  6,025
    Accounts payable                                                                   3,363                      2,780
    Accrued interest payable (including $766 and $761 due to
      related parties in 1995 and 1994)                                                  933                      1,621
    Accrued state income taxes                                                         1,182                      1,210
    Accrued other                                                                     10,375                      9,674
    Current portion of long-term  obligations (including $455
      and $476 due to related parties in 1995 and 1994)                                  612                        486
                                                                                  -----------                 ----------

        TOTAL CURRENT LIABILITIES                                                     20,268                     21,796

LONG-TERM OBLIGATIONS (including $1,203 and $1,383
    due to related parties in 1995 and 1994)                                           4,370                      1,387

SUBORDINATED AMOUNTS DUE TO RELATED PARTIES                                          123,116                    113,396
                                                                                  -----------                 ----------

        TOTAL LIABILITIES                                                            147,754                    136,579

COMMITMENTS AND CONTINGENCIES

CAPITAL DEFICIT                                                                     (124,362)                  (118,221)
                                                                                  -----------                 ----------

        TOTAL LIABILITIES AND CAPITAL DEFICIT                                        $23,392                    $18,358
                                                                                  ===========                 ==========


                See notes to consolidated financial statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               February 28, 1995
                                ($000s Omitted)
                                 (UNAUDITED)
================================================================================

                                    ASSETS
                                    ------
CURRENT ASSETS:
    Cash and cash equivalents                                                        $     1,192
    Certificates of deposit                                                                  222
    Accounts and notes receivable, net                                                    11,109
    Inventories                                                                            4,731
    Other current assets                                                                     529
                                                                                     ------------

        TOTAL CURRENT ASSETS                                                              17,783

PROPERTY AND EQUIPMENT, net                                                                  903
OTHER ASSETS                                                                                 703
                                                                                     ------------

        TOTAL ASSETS                                                                     $19,389
                                                                                     ============

                       LIABILITIES AND CAPITAL DEFICIT
                       -------------------------------

CURRENT LIABILITIES:
    Notes payable (including $2,742 due to related parties)                             $  6,281
    Accounts payable                                                                       2,344
    Accrued interest payable (including $622 due to related parties)                         776
    Accrued state income taxes                                                             1,137
    Accrued other                                                                          9,993
    Current portion of long-term  obligations (including
      $722 due to related parties)                                                           722
                                                                                     ------------

        TOTAL CURRENT LIABILITIES                                                         21,253

LONG-TERM OBLIGATIONS (including $1,246 due to related parties)                            1,246

SUBORDINATED AMOUNTS DUE TO RELATED PARTIES                                              118,381
                                                                                     ------------

        TOTAL LIABILITIES                                                                140,880

COMMITMENTS AND CONTINGENCIES

CAPITAL DEFICIT                                                                         (121,491)
                                                                                     ------------

        TOTAL LIABILITIES AND CAPITAL DEFICIT                                            $19,389
                                                                                     ============



                 See notes to consolidated financial statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                ($000s Omitted)
                                  (UNAUDITED)
================================================================================

                                                        Six months ended                     Three months ended
                                                            August 31,                            August 31,
                                                            ----------                            ----------
                                                    1995                1994              1995                1994
                                                    ----                ----              ----                ----
SALES                                             $28,426              $25,475           $15,276             $12,822

COST OF SALES                                      17,676               15,135             9,744               7,480
                                                  --------             --------          --------            --------

      Gross profit on sales                        10,750               10,340             5,532               5,342

SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES                           8,288                7,560             4,253               3,906
                                                  --------             --------          --------            --------

      Operating income                              2,462                2,780             1,279               1,436

OTHER (CHARGES) CREDITS:
    Interest expense (including amounts
    due to related parties of $4,898 and
    $2,450 in 1995 and $4,585 and $2,300
    in 1994)                                       (5,356)              (4,912)           (2,698)             (2,459)

    Other income                                       23                    6                14                   3
                                                  --------             --------          --------            --------

      Net loss                                    ($2,871)             ($2,126)          ($1,405)            ($1,020)
                                                  ========             ========          ========            ========

LOSS PER COMMON SHARE                              ($0.09)              ($0.07)           ($0.05)             ($0.04)
                                                  ========             ========          ========            ========





                 See notes to consolidated financial statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                ($000s Omitted)
                                  (UNAUDITED)
================================================================================

                                                                                         Six months ended
                                                                                            August 31,
                                                                                            ----------
                                                                                1995                       1994
                                                                                ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     ($2,871)                   ($2,126)
                                                                            -----------                -----------
  Adjustments to reconcile net loss
  to cash provided by operating activities:
    Depreciation and amortization                                                  288                        337
    Provision for losses on accounts
      receivable                                                                  (457)                        83
    Increase in subordinated amounts due related
      parties in exchange for interest                                           4,735                      4,463
    Changes in assets and liabilities, net of effects from the purchase of a new automotive aftermarket business:
       (Increase) decrease in assets:
         Accounts receivable                                                      (195)                    (1,975)
         Inventories                                                              (758)                      (577)
         Other current assets                                                     (348)                       (22)
         Other assets                                                             (100)                         -
      Increase (decrease) in liabilities:
         Accounts payable                                                           36                        403
         Accrued interest payable                                                  150                         55
         Accrued state income taxes                                                 45                        200
         Accrued other liabilities                                                 328                        388
                                                                            -----------                -----------

         Total adjustments                                                       3,724                      3,355
                                                                            -----------                -----------

         Net cash provided by operating activities                                 853                      1,229
                                                                            -----------                -----------



                 See notes to consolidated financial statements

                    THE ARLEN CORPORATION AND SUBSIDIARIES
                           STATEMENTS OF CASH FLOWS
                               ($000's Omitted)
                                 (UNAUDITED)
                                 (Continued)
================================================================================

                                                                       Six months ended
                                                                           August 31,
                                                                           ----------
                                                                  1995                     1994
                                                                  ----                     ----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in certificates of deposit                              (6)                         -
  Investment in capital assets                                     (233)                      (243)
  Acquisition of new automotive aftermarket
      business, net of cash acquired                                (54)                         -
                                                            ------------                 ----------

        Net cash used in investing activities                      (293)                      (243)
                                                            ------------                 ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on revolving credit line                             (13,424)                   (19,345)
  Proceeds from revolving credit line                            13,882                     18,711
  Principal payments on short-term borrowings                      (455)                       (83)
  Principal payments on long-term borrowings                       (320)                      (104)
  Principal payments on subordinated debt                             -                        (57)
                                                            ------------                 ----------

        Net cash used by financing activities                      (317)                      (878)
                                                            ------------                 ----------

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                                243                        108

CASH AND CASH EQUIVALENTS, at
  February 28, 1995 and 1994                                      1,192                        718
                                                            ------------                 ----------

CASH AND CASH EQUIVALENTS, at
  August 31, 1995 and 1994                                   $    1,435                     $  826
                                                            ============                 ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the six months ended
    August 31, 1995 and 1994 for interest                     $     262                     $  158
                                                            ============                 ==========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
  During May 1995, a newly organized, wholly-owned subsidiary of the Registrant acquired certain assets of a business. In acquiring the business, the new subsidiary paid $110,000 and assumed liabilities of $1,789,000.





                 See notes to consolidated financial statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             As of August 31, 1995
                                  (UNAUDITED)
================================================================================

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

  The officer/director has been declared in default on a loan from one of the financial institutions and an action was instituted against him. Two Registrant notes totaling approximately $3,639,000, including accrued interest of $1,043,000, had been pledged as collateral for this loan. The financial institution commenced an action against the Registrant for collection of these notes and, in April 1995, a judgment in the amount of $976,000 was entered against the Registrant on certain of such institution's claims. The action is continuing as to an additional $2,120,000 of the institution's claims.

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

  The Registrant has received an examination report from the District
  Director of the Internal Revenue Service (the "IRS"), asserting that a payment of $6,726,613 is required in order to cure the accumulated funding deficiency of the Registrant's defined benefit pension plan and to pay excise taxes and penalties relating thereto. As indicated below in paragraph (b) of Note E, the Registrant believes that it will be able to achieve a manageable settlement of this deficiency claim with the IRS.

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended August 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 1996. For further information, reference is made to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the 1995 10-K.

                     THE ARLEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             As of August 31, 1995
                                  (UNAUDITED)
                                  (Continued)
================================================================================

  Note B -- Acquisitions

  The accompanying financial statements reflect the acquisition in May 1995, by a newly-organized, wholly-owned subsidiary of the Registrant, of a business located in Duarte, California, which manufactures and sells metal grille guards, light bars, tubular bumpers and side bars (steps) nationwide to the light truck and sport utility market and performs contract metal-bending work. In acquiring this business, the new subsidiary purchased assets, including fixed assets of $499,000, and assumed certain bank debt and other liabilities, including bank debt of $461,000 maturing at various dates over the next six years and $120,000 of notes payable maturing over the next two years. In addition, the new subsidiary entered into a six-year consulting agreement with the seller of this business, pursuant to which the new subsidiary will pay certain consulting fees depending upon the future earnings of the subsidiary. Certain of the new subsidiary's obligations with respect to this acquisition transaction, including the bank debt of approximately $461,000, are guaranteed by the subsidiary's parent, which itself is a wholly-owned subsidiary of the Registrant.

  On August 17, 1995, another newly-organized, wholly-owned subsidiary of the Registrant acquired a business, located in Placentia, California, which manufactures and sells molded polyurethane, plastic and fiberglass components for the automotive specialties and other markets. In acquiring this business, the new subsidiary purchased assets, including inventory and fixed assets, and assumed certain liabilities, consisting primarily of trade accounts payable (which may not exceed $136,000) and obligations to certain former owners of the business (which aggregate $371,000, most of which is payable in installments over a four-year period). In addition, the new subsidiary agreed to pay the seller of the business $554,000 in installments over five years and, beginning with calendar year 1996 and continuing for three and one-half years, to pay a former owner 2% of the sales of the business in excess of a specified annual level. The accompanying financial statements do not reflect the acquisition of this business inasmuch as it was concluded near the end of the period covered by such financial statements and its results of operations to the end of such period are immaterial to the financial statements.

                                                                        August 31,
                                                                        ----------
  Note C -- Inventories                                          1995              1994
                                                                 ----              ----
  Major classes of inventory consist of the following:          $3,059            $2,426
      Raw material                                                 337               323
      Work - in - process                                        3,033             1,398
      Finished goods                                            -------           -------

                                                                $6,429            $4,147
                                                                =======           =======




  Note D -- Long-Term Obligations

  Included in Long-Term Obligations is the outstanding indebtedness
  ($2,900,000 at August 31, 1995) of the Registrant's automotive aftermarket subsidiaries under a new loan agreement (the "Loan Agreement") entered into in August 1995 with a banking institution. Under the Loan Agreement, the subsidiaries may borrow, on a revolving credit basis, amounts not to exceed the lesser of $8,500,000 or a borrowing base calculated with reference to the subsidiaries' accounts receivable and inventories. A portion of the borrowing limit may be used for letters of credit. The revolving credit line will terminate on July 31, 1997, unless extended.

  Borrowings under the revolving line require monthly payments of interest only at an interest rate between the bank's "prime" rate and .75% above such rate (depending upon certain financial tests). The subsidiaries may also elect to

                   THE ARLEN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             As of August 31, 1995
                                  (UNAUDITED)
                                  (Concluded)
================================================================================

  have all or portions of their loan bear interest at the Eurodollar rate plus a spread of between 2% and 2.75% (depending upon certain financial tests); such interest is payable at the end of the applicable interest period.

  Borrowings under the Loan Agreement are secured by substantially all the assets of the borrower subsidiaries and the stock of two of such subsidiaries, and are guaranteed by the Registrant's subsidiary, Arlen Holdings Corp. The Loan Agreement has various covenants which, among other things, require the borrowers to maintain certain consolidated financial ratios and limit their capital expenditures and payment of dividends.



  Note E -- Contingencies

  (a)  Environmental Matter

  A subsidiary of the Registrant has received a general notice of liability indicating that such subsidiary may be a potentially responsible party in connection with contamination at a San Fernando Valley Area 2 Superfund Site. The subsidiary has hired a geological consulting firm to assist in this matter. The ultimate outcome of this matter is uncertain and no adjustments have been made to the accompanying financial statements. Although the EPA has indicated its intention to issue special notice letters to parties that it determines are potentially liable with respect to the Site, the Registrant's subsidiary has not, as of the date hereof, received any such special notice letter. In the opinion of management, the ultimate resolution of this matter will not have a significant impact, if any, on the Registrant's financial statements taken as a whole.


  (b) Pension Plan

  The Registrant is the sponsor of a defined benefit pension plan (the "Plan") which was frozen in 1981. Although the actuarial valuation of the Plan as of March 1, 1993 (the latest Plan valuation) indicated that the unfunded actuarial accrued liability was approximately $850,000, the Registrant received an examination report in July 1995 from the IRS asserting that a payment of $6,726,613 is required in order to cure the Plan's accumulated funding deficiency for prior years and pay excise taxes and penalties arising therefrom. Based upon preliminary discussions with the IRS following receipt of this examination report, the Registrant believes that it will be able to obtain a waiver of a substantial portion of the taxes and penalties claimed to be due and to settle the remaining deficiency, through installment payments over a number of years, on a basis not significantly inconsistent with the $850,000 provision already reflected in the accompanying balance sheets.



  Note F -- Loss Per Share

  Loss per common share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding during each period. Convertible securities that are deemed to be common share equivalents are assumed to have been converted at the beginning of each period. The Registrant's common share equivalents and convertible issues were anti-dilutive at August 31, 1995 and 1994 and, therefore, were not included in the loss per share computations for these periods. The weighted average number of shares used to compute per share amounts were 29,712,000 for the six and three month periods ended August 31, 1995 and 1994, respectively, inclusive of Class B common shares.

                                    Item 2.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

  Liquidity and Capital Resources

  At August 31, 1995, the Registrant had a shareholders' deficit of $124,362,000 and its ratio of current assets to current liabilities was 0.92 (having improved from the current ratio of 0.85 at February 28, 1995). The shareholders' deficit at August 31, 1995 takes into account indebtedness to present or former officers and directors of the Registrant, or to persons related to them or their trusts or affiliated entities, in the aggregate amount of $128,963,000. As a result of certain transactions concluded by the Registrant in May 1993 with the then holders of notes evidencing $123,116,000 of this indebtedness (the "Notes") (as described in Item 1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1995 (the "1995 10-K")), the Registrant obtained a significant extension, to July 31, 1997, in the maturity dates applicable to the Notes, though the Registrant was required to provide substantial collateral to secure the Registrant's payment obligations under the Notes. By achieving this result, the Registrant avoided the possibility that the Notes could all have been accelerated in July 1993, and deferred the substantial payment obligations under the Notes until at least July 31, 1997 (subject, however, to (a) the occurrence of an event of default which could accelerate such payment obligations and (b) the mandatory prepayments required upon the occurrence of certain corporate transactions involving the collateral).

  While the transactions involving the extension and collateralization of the Notes are believed to have eased the Registrant's liquidity needs over the four years following such transactions, the settlement of certain obligations (the "Current Obligations") owed to the Registrant's Chairman of the Board (as described in Item 1 of the 1995 10-K) has added additional periodic payment obligations to those already borne by the Registrant and its subsidiaries. Such payment obligations are specified in Item 1 of the 1995 10-K. Nevertheless, based upon the experience of the Registrant's prior arrangements with certain of its creditors and management's expectations of the cash flow to be available from the Registrant's operating subsidiaries, the Registrant believes that it will be able to meet the expenses of current operations. Further information with respect to the payment obligations of the Registrant and its operating subsidiaries is provided in Notes 5, 6, and 7 of the Notes to Consolidated Financial Statements included in the 1995 10-K; however, it should be noted that the revolving credit line referred to in such Note 5 which was available to the Registrant's subsidiaries, Grant Products, Inc.
  and G.T. Styling, Inc., at February 28, 1995 has been replaced by the new credit facilities with Sumitomo Bank of California which are described in Note D of the Notes to Consolidated Financial Statements included in this Report and in Item 2 of Part II of this Report. These new credit facilities are believed to be sufficient to meet the financing needs of the Registrant's automotive aftermarket subsidiaries for the next two years.

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

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)
================================================================================


  Liquidity and Capital Resources (Continued)

  In addition to the potential liquidity problems which could result from a default as described in the preceding paragraph, the Registrant acknowledges that, if the Registrant is unable to negotiate a manageable settlement with Morgan Guaranty Trust Company of New York, the pledgee of certain promissory notes of the Registrant and the holder of a judgment against the Registrant (as discussed in Item 3 of the 1995 10-K and in Item 1 of Part II of this Report), the Registrant may face a severe liquidity crisis and be unable to continue as a going concern. Similarly, the Registrant must resolve the claim of the Internal Revenue Service with respect to the accumulated funding deficiency relating to the Registrant's retirement plan (see Item 1 of Part II of this Report).

  Results of Operations

  Sales for the six and three months ended August 31, 1995 increased by 12% and 19% over the corresponding period of the prior year. The increase is the result of additional sales from a newly acquired subsidiary, enhanced by respective increases of 11% and 18% in sales of the existing subsidiaries. The sales increases reflect a continuation of improving market conditions in the automotive aftermarket industry. The sales of the Registrant's subsidiary serving the construction industry decreased by approximately 14% and 9% for the six and three months ended August 31, 1995 from the corresponding periods of the prior year. The primary reason for the decrease is the volatility of the construction industry.

  The increase in cost of sales was primarily a function of the higher sales, with the gross profit margins of the operating subsidiaries as a group relatively constant for the six and three months ended August 31, 1995 when compared with such margins for the comparable periods of the prior year. The gross margins of the construction subsidiary for the current three and six month periods decreased by 19% and 6%, respectively, from the periods of the prior year (reflecting unfavorable bid terms on certain contracts). The gross margins of the automotive subsidiaries decreased by 3% for the six and three months ended August 31, 1995 from the comparable periods of the prior year. This decline is attributable to increased material prices and increased costs associated with the newly acquired subsidiary.

  Corporate, selling, general and administrative expenses increased by 10% and 9% for the six and three months ended August 31, 1995 over the corresponding periods of the prior year. The increase is made up of 15% and 20% increases at the automotive aftermarket subsidiaries due to increased selling expenses related to increased sales and increased administrative expenses necessitated by a sustained increase in the level of sales and the acquisition of the new subsidiary. These increases are partially offset by a 26% and 50% decrease at the construction subsidiary associated with the decline in sales.

  Operating income as a percentage of sales declined by 2% and 3% for the six and three months ended August 31, 1995 over the corresponding period of the prior year, primarily due to increased administrative expenses at the automotive aftermarket subsidiaries necessitated by the sustained increase in the level of sales.

  Interest expense increased by 9% and 10% for the six and three months ended August 31, 1995 from the corresponding periods of the prior year. The increase is primarily the result of the compounding of interest on related party obligations and additional interest expense from the newly acquired subsidiary.

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Concluded)
================================================================================


  Results of Operations

  The net loss for the six and three months ended August 31, 1995 increased by 35% and 38% from the corresponding periods of the prior year primarily because of the increase in interest expense.

  NOTE: For the reasons indicated in Note B of the Notes to Consolidated Financial Statements included in this Report, neither the accompanying financial statements nor this management's discussion of the results of operations of the Registrant for the three and six months ended August 31, 1995 reflect the operations of the Registrant's newest subsidiary, which was acquired on August 17, 1995.

                          PART II - OTHER INFORMATION

Item 1.          Legal Proceedings.

                 (a) In September 1995, Morgan Guaranty Trust Company of New York ("Morgan") commenced an action in the Supreme Court of the State of New York, County of New York, against the Registrant, its wholly-owned subsidiary, Arlen Holdings Corp., and the holders of certain outstanding promissory notes issued by the Registrant (the "Notes", as such term is defined in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Report (the "MD&A")).

                 The defendant holders of the Notes include the Registrant's Chairman of the Board, Arthur G. Cohen, as well as persons related to a deceased former director and officer of the Registrant and trusts for their benefit or entities with which they are affiliated. The action seeks to void the 1993 pledge of the outstanding capital stock of the Registrant's subsidiaries, Arlen Automotive, Inc. (now known as Arlen Holdings Corp.) and Grant Products, Inc., to the holders of the Notes as security for the repayment of the Notes. Such stock pledge took place in connection with the granting to the Registrant of a significant extension in the maturity dates of the Notes, as discussed above in the MD&A. According to Morgan's complaint, if the stock pledge can be set aside, the pledged stock will be available to satisfy Morgan's claims as a creditor of the Registrant. As indicated above in the MD&A, Morgan had previously instituted an action against the Registrant, in which a judgment was entered in April 1995 against the Registrant in the amount of $975,952.73; such action is continuing with respect to Morgan's claim for an additional $2,119,861.83 (plus interest). The Registrant believes that the new action commenced by Morgan is without merit and intends to vigorously defend against Morgan's claims.

                 Reference is made to Items 1 and 3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1995 for further information regarding the Notes, the Registrant's pledge of the stock of Arlen Holdings Corp. and Grant Products, Inc. and the previous action commenced by Morgan against the Registrant.

                 (b) In July 1995, the Registrant received from the District Director of the Internal Revenue Service (the "IRS") an examination report with respect to the Registrant's defined benefit pension plan (the "Plan"). In such report, the IRS has asserted that a payment by the Registrant of $6,726,613 is required in order to cure the Plan's accumulated funding deficiency for prior years and pay excise taxes and penalties arising therefrom. Based upon preliminary discussions with the IRS following receipt of the examination report, the Registrant believes that it will be able to obtain a waiver of a substantial portion of the taxes and penalties claimed to be due and to settle the remaining deficiency, through installment payments over a number of years, on a basis not substantially inconsistent with the $850,000 provision already reflected in the balance sheets included in this Report.

Item 2.  Changes in Securities.

                 As of August 10, 1995, the Registrant's wholly-owned subsidiary, Arlen Automotive, Inc. ("Automotive"), together with Grant Products, Inc. ("Grant") and G.T. Styling, Inc. ("GTS"), both of which are wholly-owned subsidiaries of Automotive, entered into a Commercial Loan Agreement (the "Loan Agreement") with Sumitomo Bank of California (the "Lender"). The Loan Agreement permits Grant and GTS (collectively, with Automotive, the "Borrowers") to borrow up to a combined maximum of $8,500,000 on a revolving credit basis, with the amount available for borrowing being limited according to the respective borrowing bases of Grant and GTS; such borrowing bases are based upon the inventory and accounts receivable levels of Grant and GTS. A part of the revolving credit line may be used for letters of credit. The revolving credit facility will terminate on July 31, 1997, at which time all outstanding borrowings must be repaid, unless the facility shall be extended.

                 The revolving credit loans bear interest at an annual rate which will vary between the Lender's "prime" rate and a rate which can be no higher than 0.75% above such "prime" rate, depending upon the ratio of the consolidated Total Liabilities of Grant and GTS to the consolidated Tangible Net Worth of Grant and GTS. The Borrowers may also elect to have all or portions of their revolving credit loans bear interest at the Eurodollar Rate plus a spread, which can vary between 2.00% and 2.75%. Total Liabilities, Tangible Net Worth and Eurodollar Rate are defined in the Loan Agreement. Interest is payable monthly in arrears (or, in the case of borrowings bearing interest at the Eurodollar Rate, at the end of the applicable interest period).

                 The revolving credit facility replaces, and has been used to repay, the revolving credit facility previously provided to Grant and GTS by Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.); future borrowings under the new line will be used for working capital purposes.

                 In addition to the revolving credit facility, the Loan Agreement provides for additional loans to the Borrowers of up to $3,000,000 on a non-revolving basis to finance stock or asset acquisitions during the period prior to August 1, 1996. Any such acquisition loans will bear interest at the same choice of rates as applies to the revolving credit borrowings, plus an additional spread of 0.25%. On July 31, 1996, all such borrowings will become repayable as a term loan, with monthly installments payable over the four-year period ending July 31, 2000. The Borrowers may not utilize this acquisition line until certain conditions have been satisfied.

                 All borrowings from the Lender under the Loan Agreement are collateralized by security interests in substantially all the assets of Grant and GTS. In addition, the repayment obligations of the Borrowers are secured by a guaranty in favor of the Lender from Arlen Holdings Corp., the direct subsidiary of the Registrant which is the sole stockholder of Automotive, and the pledge by Automotive to the Lender of the outstanding shares of capital stock of Grant and GTS (with such pledge of the Grant stock not taking effect until such stock is released by the bank which currently holds such stock).

                 The Loan Agreement imposes certain affirmative and negative covenants upon the Borrowers. Such covenants, among other things, require Grant and GTS (on a consolidated basis) to maintain certain specified financial ratios. The Loan Agreement also prohibits dividends by the Borrowers exceeding 20% of net profits after taxes on an annual basis. A change in the ownership of the stock, or in the office of the President, of any of the Borrowers will constitute an event of default entitling the Lender to declare the indebtedness outstanding under the Loan Agreement immediately due and payable.

                 The foregoing summary of the Loan Agreement is qualified in its entirety by reference to the Loan Agreement and the other documents relating thereto, copies of which are filed as Exhibits to this Report.

Item 6.          Exhibits and Reports on Form 8-K.

                 (b) Exhibits:

                           Exhibit
                           Number                                                   Description
                           ------                                                   -----------
                            4.9                              Commercial Loan Agreement dated August 10, 1995 among
                                                             Sumitomo Bank of California ("Sumitomo"), as lender,
                                                             and Arlen Automotive, Inc. (Automotive"), Grant
                                                             Products, Inc. ("Grant") and G.T. Styling, Inc.
                                                             ("GTS"), as borrowers, including Schedule 1 and Exhibit
                                                             D thereto.

                            4.9.1                            Revolving Line Note dated August 10, 1995 in the
                                                             principal amount of $8,500,000, issued by Automotive,
                                                             Grant and GTS to Sumitomo.

                            4.9.2                            Non-Revolving Line Note dated August 10, 1995 in the
                                                             principal amount of $3,000,000, issued by Automotive,
                                                             Grant and GTS to Sumitomo.

                            4.9.3                            Security Agreement dated August 10, 1995 from
                                                             Automotive, Grant and GTS in favor of Sumitomo.

                            4.9.4                            Pledge Agreement dated August 10, 1995 from Automotive
                                                             in favor of Sumitomo.

                            4.9.5                            Guaranty dated August 10, 1995 from Arlen Holdings
                                                             Corp. in favor of Sumitomo.

                            10.11                            Consulting Agreement dated as of August 1, 1995 between
                                                             Grant and DAT Consulting, LLC.

                            10.12                            Consulting Agreement dated as of August 1, 1995 between
                                                             GTS and DAT Consulting, LLC.

                            10.13                            Consulting Agreement dated as of October 1, 1995
                                                             between Grizzly Products, Inc. and DAT Consulting, LLC.

                            10.14                            Consulting Agreement dated as of October 1, 1995
                                                             between A & A Specialties Corp. and DAT Consulting,
                                                             LLC.

                                  (b) Reports on Form 8-K.

                                           None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    THE ARLEN CORPORATION
                                         (Registrant)


                                    By:        /s/ Allan J. Marrus
                                       ---------------------------------------
                                               Allan J. Marrus, President

Date: October 18, 1995



                                    By:         /s/ David S. Chaiken
                                       ---------------------------------------
                                               David S. Chaiken, Treasurer

Date: October 18, 1995

                                 EXHIBIT INDEX

   Exhibit
   -------                                                                                        Page
   Number                                                   Description                            No.
   ------                                                   -----------                            ---
    4.9                              Commercial Loan Agreement dated August 10, 1995 among          22
                                     Sumitomo Bank of California ("Sumitomo"), as lender,
                                     and Arlen Automotive, Inc. (Automotive"), Grant
                                     Products, Inc. ("Grant") and G.T. Styling, Inc.
                                     ("GTS"), as borrowers, including Schedule 1 and Exhibit
                                     D thereto.

    4.9.1                            Revolving Line Note dated August 10, 1995 in the               72
                                     principal amount of $8,500,000, issued by Automotive,
                                     Grant and GTS to Sumitomo.

    4.9.2                            Non-Revolving Line Note dated August 10, 1995 in the           76
                                     principal amount of $3,000,000, issued by Automotive,
                                     Grant and GTS to Sumitomo.

    4.9.3                            Security Agreement dated August 10, 1995 from                  80
                                     Automotive, Grant and GTS in favor of Sumitomo.

    4.9.4                            Pledge Agreement dated August 10, 1995 from Automotive         94
                                     in favor of Sumitomo.

    4.9.5                            Guaranty dated August 10, 1995 from Arlen                     107
                                     Holdings Corp. in favor of Sumitomo.

    10.11                            Consulting Agreement dated as of August 1, 1995               119
                                     between Grant and DAT Consulting, LLC.

    10.12                            Consulting Agreement dated as of August 1, 1995 between       142
                                     GTS and DAT Consulting, LLC.

    10.13                            Consulting Agreement dated as of October 1, 1995              165
                                     between Grizzly Products, Inc. and DAT Consulting, LLC.

    10.14                            Consulting Agreement dated as of October 1, 1995              188
                                     between A & A Specialties Corp. and DAT Consulting,
                                     LLC.

    27                               Financial Data Schedule