Form 10-Q
period 1995-11-30
ARLEN CORP
filed 1996-01-22
CIK 7346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1995

                                 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    -----------

Commission file number 1-6675

                             THE ARLEN CORPORATION
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    New York                                 13-2668657
         -------------------------------         ------------------------------
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)               Identification No.)

         505 Eighth Avenue, New York, New York                10018
         -------------------------------         ------------------------------
         (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (212) 736-8100

                                Not Applicable
         -------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes      X       No
                                  ----------      ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Common Stock, $1 par value - 29,770,234 shares outstanding as of January 4,
        1996 (excluding shares owned by subsidiaries of the Registrant)

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                                     INDEX
================================================================================


                                                                                             PAGE
PART I.      FINANCIAL INFORMATION
-------      ---------------------
    Item 1.  Financial Statements

             Consolidated balance sheets -- November 30, 1995 and 1994
                          (unaudited)                                                           4

             Consolidated balance sheet --  February 28, 1995 (unaudited)                       5

             Consolidated statements of operations -- Nine and three
                          months ended November 30, 1995 and 1994 (unaudited)                   6

             Consolidated statements of cash flows -- Nine
                          months ended November 30, 1995 and 1994 (unaudited)                 7-8

             Notes to consolidated financial statements                                      9-11




    Item 2.  Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                         13-15


PART II.          OTHER INFORMATION                                                         17-20


SIGNATURES                                                                                     21

                         PART I - FINANCIAL INFORMATION

                                    Item 1.
                              Financial Statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                ($000s Omitted)
                                  (UNAUDITED)
================================================================================

                                                                               November 30,
                                                                               ------------
                         ASSETS                                         1995                  1994
                         ------                                         ----                  ----
CURRENT ASSETS:
     Cash and cash equivalents                                        $   1,058             $   1,149
     Certificates of deposit                                                228                   222
     Accounts receivable, net                                            10,661                10,912
     Inventories                                                          6,311                 4,581
     Other current assets                                                   490                   291
                                                                      ---------             ---------

              TOTAL CURRENT ASSETS                                       18,748                17,155

PROPERTY AND EQUIPMENT, net                                               1,397                   934
OTHER ASSETS                                                              1,622                   713
                                                                      ---------            ----------

              TOTAL ASSETS                                             $ 21,767             $  18,802
                                                                       ========              =========

        LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
     Notes payable (including $2,742 and $2,732 due to related
         parties in 1995 and 1994)                                    $   3,793             $   5,342
     Accounts payable                                                     1,827                 2,293
     Accrued interest payable (including $827 and $786 due to
         related parties in 1995 and 1994)                                1,011                   934
     Accrued state income taxes                                           1,044                 1,212
     Accrued other                                                       10,687                10,414
     Current portion of long-term obligations (including $299
         and $240 due to related parties in 1995 and 1994)                  455                   343
                                                                      ---------             ---------

              TOTAL CURRENT LIABILITIES                                  18,817                20,538

LONG-TERM OBLIGATIONS (including $1,192 and $1,500
     due to related parties in 1995 and 1994)                             4,428                 1,500

SUBORDINATED AMOUNTS DUE TO RELATED PARTIES                             125,483               116,364
                                                                      ---------             ---------

              TOTAL LIABILITIES                                         148,728               138,402

COMMITMENTS AND CONTINGENCIES

CAPITAL DEFICIT                                                        (126,961)             (119,600)
                                                                      ---------             ---------

              TOTAL LIABILITIES AND CAPITAL DEFICIT                   $  21,767             $  18,802
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
                                                                                            =========

                 See notes to consolidated financial statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                ($000s Omitted)
                                  (UNAUDITED)
================================================================================

                                                           Nine months ended                    Three months ended
                                                              November 30,                          November 30,
                                                              ------------                          ------------
                                                         1995              1994               1995               1994
                                                         ----              ----               ----               ----
SALES                                                  $40,597           $37,572            $12,171            $12,097

COST OF SALES                                           26,108            22,422              8,432              7,287
                                                       -------           -------            -------            -------

         Gross profit on sales                          14,489            15,150              3,739              4,810

SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES                               11,985            11,333              3,697              3,773
                                                       -------           -------            -------            -------

         Operating income                                2,504             3,817                 42              1,037

OTHER (CHARGES) CREDITS:
     Interest expense (including amounts
     due to related parties of $7,348 and
     $2,450 in 1995 and $6,811 and $2,098
     in 1994)                                           (7,997)           (7,332)            (2,641)            (2,420)

     Other income                                           24                10                  1                  4
                                                       -------           -------            -------            -------

         Net loss                                      $(5,469)          $(3,505)           $(2,598)           $(1,379)
                                                       =======           =======            =======            =======

LOSS PER COMMON SHARE                                  $ (0.18)          $ (0.11)           $ (0.09)           $ (0.04)
                                                       =======           =======            =======            =======

                 See notes to consolidated financial statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                ($000s Omitted)
                                  (UNAUDITED)
================================================================================

                                                                            Nine months ended
                                                                               November 30,
                                                                               ------------
                                                                            1995          1994
                                                                            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                             ($5,469)      ($3,505)
                                                                          -------       -------
     Adjustments to reconcile net loss
     to cash provided by operating activities:
         Depreciation and amortization                                        456           476
         Provision for losses on accounts
             receivable                                                      (470)          356
         Increase in subordinated amounts due related
             parties in exchange for interest                               7,102         6,695
         Changes in assets and liabilities, net of effects from the purchase of a new automotive aftermarket business:
             (Increase) decrease in assets:
                  Accounts receivable                                       1,406        (2,056)
                  Inventories                                                (640)       (1,011)
                  Other current assets                                         61             -
                  Other assets                                             (1,070)            -
             Increase (decrease) in liabilities:
                  Accounts payable                                         (1,499)          (84)
                  Accrued interest payable                                    228           102
                  Accrued state income taxes                                  (93)          202
                  Accrued other liabilities                                   639         1,127
                                                                          -------       -------

                  Total adjustments                                         6,120         5,807
                                                                          -------       -------

                  Net cash provided by operating activities                   651         2,302
                                                                          -------       -------





                 See notes to consolidated financial statements

                    THE ARLEN CORPORATION AND SUBSIDIARIES
                           STATEMENTS OF CASH FLOWS
                               ($000s Omitted)
                                 (UNAUDITED)
                                 (Continued)
================================================================================

                                                                 Nine months ended
                                                                    November 30,
                                                                    ------------
                                                                1995            1994
                                                                ----            ----
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in certificates of deposit                        (561)             (4)
     Investment in capital assets                                 (298)           (279)
     Acquisition of new automotive aftermarket
         business, net of cash acquired                            (54)              -
                                                              --------        --------

                  Net cash used in investing activities           (913)           (283)
                                                              --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on revolving credit line                         (13,424)        (28,861)
     Proceeds from revolving credit line                        13,982          27,572
     Principal payments on short-term borrowings                  (622)             (5)
     Principal payments on long-term borrowings                   (362)           (237)
     Principal payments on subordinated debt                         -             (57)
                                                              --------        --------

                  Net cash used by financing activities           (426)         (1,588)
                                                              --------        --------
NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                              (688)            431

CASH AND CASH EQUIVALENTS, at
     February 28, 1995 and 1994                                  1,192             718
                                                              --------        --------
CASH AND CASH EQUIVALENTS, at
     November 30, 1995 and 1994                               $    504        $  1,149
                                                              ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the nine months ended
         November 30, 1995 and 1994 for interest              $    372        $    229
                                                              ========        ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
     During May 1995, a newly organized, wholly-owned subsidiary of the Registrant acquired certain assets of a business.  In acquiring the business, the new subsidiary paid $110,000 and assumed liabilities of $1,789,000.





                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            As of November 30, 1995
                                  (UNAUDITED)
================================================================================

Note A -- Basis of Presentation

The accompanying financial statements have been prepared on the basis that the Registrant will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Registrant has incurred substantial losses for many years, resulting principally from interest charges accrued on its indebtedness to present or former officers and directors of the Registrant, or to persons related to them or their trusts or affiliated entities, it has been able to obtain extensions on such debt and defer payments on certain of its other debt so that cash flow generated from operations has been sufficient to cover necessary expenditures. However, on November 30, 1995, a subsidiary of the Registrant failed to make a required $175,000 debt payment to the Registrant's chief executive officer, Arthur G. Cohen. As reported in Item 3 of Part II of this Report, such default has triggered a notice of acceleration of the aforesaid indebtedness having an outstanding balance of approximately $125,000,000 (the "Notes") and a notice scheduling a sale, pursuant to the New York Uniform Commercial Code ("UCC"), of the stock of the Registrant's subsidiary which is the parent of all the Registrant's operating companies.
In order to mitigate the anticipated loss of such operating companies which is expected to result from the involuntary sale of such stock and to augment the 25% of the net proceeds from the UCC sale which the Registrant is entitled to for its residual interest in the stock of its subsidiary, the Registrant has entered into a forbearance agreement with the holders of the Notes and Mataponi, L.L.C. ("Mataponi"), a company controlled by a trust for Mr. Cohen's wife, who is a principal shareholder of the Registrant. Mataponi expects to bid for the subsidiary's stock at the UCC sale.

Pursuant to the forbearance agreement, the Registrant, with the assistance of the other parties thereto, has satisfied a financial institution's judgment and terminated its pending lawsuits against the Registrant, discharged two promissory notes of the Registrant held by such financial institution and obtained the release from Mataponi and the holders of the Notes of the stock of one of the Registrant's operating subsidiaries. The forbearance agreement also provides that if Mataponi shall be the successful bidder at the UCC sale, the maturity date of the accelerated indebtedness will be extended for 38 years (during which time interest will accrue at the current rate of 8% per annum), the Registrant will receive a $2,000,000 promissory note payable over two years and certain other benefits may be available to the Registrant. If the UCC sale shall take place and the Registrant shall lose all of its operating companies, the Registrant must rely on this promissory note to fund its operating expenses while new business opportunities are explored. If Mataponi is not the successful bidder at the UCC sale, the Registrant will not receive the benefits provided for in the forbearance agreemeent, including this promissory note and the extension in the maturity date of the accelerated indebtedness (which will remain immediately due and payable in full), and will have certain obligations to Mataponi, including to pay $3,000,000 on the Notes and to return the previously released stock of an operating subsidiary.



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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended November 30, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 1996 and, in view of the scheduled UCC sale involving the parent of the Registrant's operating companies, may give no indication of the results that may be expected for future periods. For further information, reference is made to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the 1995 10-K.

                     THE ARLEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             As of November 30, 1995
                                   (UNAUDITED)
                                   (Continued)
================================================================================

Note B -- Acquisitions

The accompanying financial statements reflect the acquisition in May 1995, by a newly-organized, wholly-owned subsidiary of the Registrant, of a business located in Duarte, California, which manufactures and sells metal grille guards, light bars, tubular bumpers and side bars (steps) nationwide to the light truck and sport utility market and performs contract metal-bending work. In acquiring this business, the new subsidiary purchased assets, including fixed assets of $499,000, and assumed certain bank debt and other liabilities, including bank debt of $461,000 which has since been paid off and $120,000 of notes payable maturing over the next two years. In addition, the new subsidiary entered into a six-year consulting agreement with the seller of this business, pursuant to which the new subsidiary will pay certain consulting fees depending upon the future earnings of the subsidiary. Certain of the new subsidiary's obligations with respect to this acquisition transaction are guaranteed by the subsidiary's parent, which itself is a wholly-owned subsidiary of the Registrant.

On August 17, 1995, another newly-organized, wholly-owned subsidiary of the Registrant acquired a business, located in Placentia, California, which manufactures and sells molded polyurethane, plastic and fiberglass components for the automotive specialties and other markets. In acquiring this business, the new subsidiary purchased assets, including inventory and fixed assets, and assumed certain liabilities, consisting primarily of trade accounts payable (which may not exceed $136,000) and obligations to certain former owners of the business (which aggregate $371,000, most of which is payable in installments over a four-year period). In addition, the new subsidiary agreed to pay the seller of the business $554,000 in installments over five years and, beginning with calendar year 1996 and continuing for three and one-half years, to pay a former owner 2% of the sales of the business in excess of a specified annual level. The accompanying financial statements do not reflect the acquisition of this business inasmuch as its operations are immaterial to the financial statements.

                                                               November 30,
                                                               ------------
Note C -- Inventories                                        1995        1994
                                                            ------      ------
Major classes of inventory consist of the following:        $3,271      $2,637
    Raw material                                               633         635
    Work - in - process                                      2,407       1,309
                                                            ------      ------
    Finished goods                                          $6,311      $4,581
                                                            ======      ======

Note D -- Long-Term Obligations

Included in Long-Term Obligations is the outstanding indebtedness ($3,000,000 at November 30, 1995) of the Registrant's automotive aftermarket subsidiaries under a loan agreement the ("Loan Agreement") entered into in August 1995 with a banking institution. Under the Loan Agreement, the subsidiaries may borrow, on a revolving credit basis, amounts not to exceed the lesser of $8,500,000 or a borrowing base calculated with reference to the subsidiaries' accounts receivable and inventories. A portion of the borrowing limit may be used for letters of credit. The revolving credit line will terminate on July 31, 1997, unless extended. Pursuant to an amendment to the Loan Agreement, the subsidiaries borrowed $3,000,000 on a term loan basis in January 1996, which loan is repayable in 18 months.

Borrowings under the revolving line require monthly payments of interest only at an interest rate between the bank's "prime" rate and .75% above such rate (depending upon certain financial tests). The term loan bears interest at a rate 2.75% above the bank's "prime" rate and is to be repaid in 18 monthly installments between March 31, 1996 and August 31, 1997. The subsidiaries may


                     THE ARLEN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             As of November 30, 1995
                                   (UNAUDITED)
                                   (Concluded)
================================================================================

Note D -- Long-Term Obligations (Continued)

also elect to have all or portions of their loans bear interest at the Eurodollar rate plus a spread of between 2% and 2.75% (depending upon certain financial tests) or 4.75% in the case of the term loan; such interest is payable at the end of the applicable interest period.

Borrowings under the Loan Agreement are secured by substantially all the assets of the borrower subsidiaries and the stock of three of such subsidiaries, and are guaranteed by the Registrant's subsidiary, Rucon Services Corp., the outstanding stock of which is subject to a UCC sale. The Loan Agreement has various covenants which, among other things, require the borrowers to maintain certain consolidated financial ratios and limit their capital expenditures and payment of dividends.

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

Note F -- Loss Per Share

Loss per common share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding during each period. Convertible securities that are deemed to be common share equivalents are assumed to have been converted at the beginning of each period. The Registrant's common share equivalents and convertible issues were anti-dilutive at November 30, 1995 and 1994 and, therefore, were not included in the loss per share computations for these periods. The weighted average number of shares used to compute per share amounts were 29,712,000 for the nine and three month periods ended November 30, 1995 and 1994, respectively, inclusive of Class B common shares.

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

Liquidity and Capital Resources

At November 30, 1995, the Registrant had a shareholders' deficit of $126,961,000 and its ratio of current assets to current liabilities was 1.00 (having improved from the current ratio of 0.85 at February 28, 1995). The shareholders' deficit at November 30, 1995 takes into account indebtedness to present or former officers and directors of the Registrant, or to persons related to them or their trusts or affiliated entities, in the aggregate amount of $130,766,000. As reported in Item 3 of Part II of this Report, the Registrant has received a notice of acceleration of approximately $125,000,000 of this indebtedness as a result of the failure of a subsidiary of the Registrant to make a required $175,000 debt payment to the Registrant's Chairman of the Board, Arthur G. Cohen, on November 30, 1995. The promissory notes which evidence the accelerated indebtedness (the "Notes") are collateralized by the stock of the Registrant's subsidiary which is the parent of all the Registrant's operating companies. The Registrant has received a notice scheduling a sale, pursuant to the New York Uniform Commercial Code ("UCC"), of the stock of such subsidiary. In order to mitigate the anticipated loss of the Registrant's operating companies which is expected to result from the involuntary sale of such stock and to augment the 25% of the net proceeds from the UCC sale which the Registrant is entitled to for its residual interest in the stock of its subsidiary, the Registrant has entered into a forbearance agreement with the holders of the Notes and Mataponi, L.L.C. ("Mataponi"), a company controlled by a trust for Mr. Cohen's wife (who is a principal shareholder of the Registrant), which expects to bid for the subsidiary's stock at the UCC sale.

Pursuant to the forbearance agreement, the Registrant, with the assistance of the other parties thereto, has satisfied a financial institution's judgment and terminated its pending lawsuits against the Registrant, discharged two promissory notes of the Registrant held by such financial institution and obtained the release from Mataponi and the holders of the Notes of the stock of one of the Registrant's operating subsidiaries (which stock was used to obtain the $3,000,000 necessary to satisfy and discharge the Registrant's obligations to the financial institution). The forbearance agreement also provides that, if Mataponi shall be the successful bidder at the UCC sale, the maturity of the accelerated indebtedness will be extended for 38 years (during which time interest will accrue at the current rate of 8% per annum), the Registrant will receive a $2,000,000 promissory note payable over two years and certain other benefits may be available. If the benefits of the forbearance agreement are not available to the Registrant, it would be unable to pay the accelerated Notes and could be compelled to liquidate, as a result of which the Registrant would cease to continue as a viable business entity.

If the UCC sale shall take place and the Registrant shall lose all of its operating companies, the Registrant must rely on the $2,000,000 promissory note to fund its operating expenses while new business opportunities are explored. However, the Registrant will no longer be subject to the pending threats of an unsatisfied judgment, past due promissory notes and a maturity date for the Notes which is less than two years away,

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)
================================================================================

     Liquidity and Capital Resources (Continued)

     though the Registrant must still resolve the substantial previously reported claim of the Internal Revenue Service with respect to the accumulated funding deficiency relating to the Registrant's retirement plan.

     Results of Operations

     Sales for the nine and three months ended November 30, 1995 increased by 8% and 1% over the corresponding period of the prior year. The increase is the result of additional sales from a newly acquired subsidiary, combined with an increase of 7% for the nine-month period and a decrease of 3% for the
     three-month period in sales of the existing subsidiaries.   The sales
     decrease in existing subsidiaries reflects a softening of demand in the automotive aftermarket industry. The sales of the Registrant's subsidiary serving the construction industry decreased by approximately 20% and 28% for the nine and three months ended November 30, 1995 from the corresponding periods of the prior year. The primary reason for the decrease is the volatility of the construction industry.

     The increase in cost of sales was primarily a function of the higher sales, with the gross profit margins of the operating subsidiaries as a group decreasing by 4% and 9% for the nine and three months ended November 30, 1995 when compared with such margins for the comparable periods of the prior year. This decline was primarily the result of a change in the customer mix. The gross margins of the construction subsidiary for the current nine and three month periods decreased by 11% and 20% , respectively, from the periods of the prior year (reflecting unfavorable bid terms on certain contracts). The gross margins of the automotive subsidiaries decreased by 4% and 6% for the nine and three months ended November 30, 1995 from the comparable periods of the prior year. The decline is attributable to increased material prices and increased costs associated with the newly acquired subsidiary.

     Corporate, selling, general and administrative expenses increased by 6% and decreased by 2% for the nine and three months ended November 30, 1995 over the corresponding periods of the prior year. The increase is made up of 12% and 6% increases at the automotive aftermarket subsidiaries due to increased selling expenses related to increased sales and increased administrative expenses necessitated by a sustained increase in the level of sales and the acquisition of the new subsidiary. These increases are partially offset by a 40% and 58% decrease at the construction subsidiary associated with the decline in sales.

     Operating income as a percentage of sales declined by 4% and 8% for the nine and three months ended November 30, 1995 over the corresponding period of the prior year, primarily due to increased costs of sales and administrative expenses at the automotive aftermarket subsidiaries necessitated by the sustained increase in the level of sales.

     Interest expense increased by 9% for the nine and three months ended November 30, 1995 from the corresponding periods of the prior year. The increase is primarily the result of the compounding of interest on related party obligations and additional interest expense from the newly acquired subsidiary.

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Concluded)
================================================================================

Results of Operations (Continued)

The net loss for the nine and three months ended November 30, 1995 increased by 56% and 89% from the corresponding periods of the prior year primarily because of the increase in cost of sales, administrative expenses and interest expense.

In view of the scheduled UCC sale involving the parent of the Registrant's operating companies, the results of operations reported herein may give no indication of the results that may be expected for future periods.

NOTE: For the reasons indicated in Note B of the Notes to Consolidated Financial Statements included in this Report, neither the accompanying financial statements nor this management's discussion of the results of operations of the Registrant for the three and nine months ended November 30, 1995 reflect the operations of the Registrant's newest subsidiary, which was acquired on August 17, 1995.

                         PART II - OTHER INFORMATION

Item 3.          Defaults Upon Senior Securities.

                 On November 30, 1995, Rucon Services Corp. (formerly Arlen Holdings Corp.), a wholly-owned subsidiary of the Registrant ("Rucon"), failed to make a $175,000 installment payment to Arthur G. Cohen ("Mr. Cohen"), the Registrant's Chairman of the Board, pursuant to the Current Obligations Agreement dated March 29, 1993 between Rucon and Mr. Cohen. In December 1995, the Registrant and Rucon received a notice of such default (the "Current Obligations Default") from Mr. Cohen. The Current Obligations Default is an event which, after notice and time to cure, becomes an Event of Default under the Registrant's 5-1/4% Subordinated Notes, having an outstanding balance of approximately $125,000,000, issued to Mr. Cohen (the "Cohen Notes") and to members or entities of the family of Arthur N. Levien, a deceased former director/officer of the Registrant (the "Levien Notes" and, collectively with the Cohen Notes, the "Notes"). The Cohen Notes, which had an outstanding balance of approximately $84,000,000 at November 30, 1995, have been pledged since 1993 to Bank Leumi Trust Company of New York ("Bank Leumi") as security for certain obligations of Mr. Cohen to Bank Leumi. In 1993, the Registrant collateralized the Notes with, among other things, a pledge of the outstanding shares of capital stock of Rucon (the "Rucon Shares"), which indirectly owns the outstanding capital stock of all the Registrant's operating subsidiaries.

                 Shortly after January 1, 1996, the Registrant and Rucon received from Mr. Cohen, as the agent (the "Agent") for the holders of the Notes (the "Holders"), a notice accelerating all principal and interest due under the Notes and were advised by the Agent that, in his capacity as the Agent, he expected to ultimately foreclose on the Rucon Shares and to conduct a public sale of the Rucon Shares in accordance with the New York Uniform Commercial Code. Such a sale (the "UCC Sale"), if consummated, will result in the loss by the Registrant of all its operating subsidiaries and produce for the Registrant only (a) a reduction in the outstanding indebtedness under the Notes equal to 75% of the net purchase price paid for the Rucon Shares by the successful bidder at the public sale and (b) proceeds for the residual interest of the Registrant in the Rucon Shares equal in amount to 25% of such net purchase price.

                 Inasmuch as neither the Registrant nor Rucon is currently financially able to cure the Current Obligations Default, to pay the principal and accrued interest asserted by the Agent to be due under the Notes or to challenge the UCC Sale in the courts, the Registrant and Rucon have, since the Current Obligations Default, been discussing certain opportunities which the Agent and Mataponi, L.L.C. ("Mataponi"), a limited liability company controlled by Mr. Cohen's wife (who is a principal shareholder of the Registrant), have offered to the Registrant and Rucon if Mataponi is the successful bidder at the UCC Sale. These opportunities include the opportunity to:

                 (1) facilitate the assignment of the indebtedness of Mr. Cohen secured by the Notes (and the collateral securing the Notes) from Bank Leumi to Mataponi, following which Mataponi and the Agent will consent to an extension in the maturity date of the Notes from July 31, 1997 to December 28, 2033 and the release of the pledged shares of Common Stock of the Registrant's and Rucon's subsidiary, Grant Products, Inc. ("Grant"), from the collateral securing the Notes;

                 (2) satisfy the currently-unsatisfied judgment obtained against the Registrant by Morgan Guaranty Trust Company of New York ("Morgan"), have discontinued (with prejudice) the pending lawsuits initiated by Morgan against the Registrant and Rucon and have discharged and cancelled the two past due promissory notes held by Morgan which the Registrant had issued to Mr. Cohen and which Mr. Cohen had assigned to Morgan (all of the foregoing obligations to Morgan being collectively referred to as the "Morgan Obligations" and being described in the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1995), all of which could not be accomplished without (i) the availability of the shares of Common Stock of Grant (the

         "Grant Stock") for their pledge to Grant's lender, Sumitomo Bank of California ("Sumitomo"), as security for a $3,000,000 term loan which would be upstreamed to Arlen to discharge and satisfy the Morgan obligations and (ii) the consent of the Agent to such term loan and the use of the proceeds thereof for such purpose;

                 (3) satisfy, with the 25% of the net proceeds of the UCC Sale that the Registrant will retain for its residual interest, if Mataponi is the successful bidder for the Rucon Shares, certain secured obligations (the "Secured Obligations") to third parties who may be deemed to be affiliates of Mr. Cohen; and

                 (4) attempt to acquire on favorable terms, with the assistance of Mataponi if Mataponi is the successful bidder for the Rucon Shares, two mortgage notes, secured by certain property on White Plains Road, Bronx, New York.

                 After considering the opportunities (including the 38-year extension in the maturity date of the Notes) offered by Mataponi and the holders of the Notes to mitigate the anticipated loss of the Registrant's operating companies which will occur upon the involuntary UCC Sale of the Rucon Shares, the Registrant and Rucon entered into a Forbearance Agreement (the "Forbearance Agreement") with Mataponi and Mr. Cohen, dated as of January 5, 1996, which provides (assuming that Mataponi is the successful bidder for the Rucon Shares at the UCC Sale), among other things, that:

                 (a) in consideration for the forbearances, extensions, opportunities and other benefits provided to the Registrant and Rucon under the Forbearance Agreement, they will not litigate or otherwise contest the acceleration of the Notes or the foreclosure and public sale of the Rucon Shares;

                 (b) Rucon, as an accommodation to Mataponi, will acquire from Bank Leumi, pursuant to an Assignment and Assumption Agreement between Bank Leumi and Rucon (the "Assignment Agreement"), for $5,500,000 to be provided by Mataponi, and then assign to Mataponi, certain indebtedness (the "Leumi Debt") of Mr. Cohen to Bank Leumi, having a principal balance of approximately $12,000,000, which is secured by the Cohen Notes (which in turn are secured by, inter alia, the Rucon Shares and the Grant Stock);

                 (c) in order to induce Mataponi and the Agent to consent to the release of the Grant Stock from the collateral for the Notes, Rucon will pledge to Bank Leumi, pursuant to a Restructuring Agreement between Bank Leumi and Mr. Cohen (the "Restructuring Agreement"), as collateral for indebtedness of Mr. Cohen to Bank Leumi in the principal amount of $2,722,513.33, 55% of the outstanding shares of capital stock of Rucon's wholly-owned subsidiary, Curtis Holding Corporation ("Curtis Holding"), and will cause Curtis Holding to pledge to Bank Leumi, as additional collateral therefor, 55% of the outstanding shares of capital stock of Curtis Partition Corporation ("Curtis Partition");

                 (d) upon the assignment to Mataponi of the Leumi Debt and the collateral therefor and the pledge of 55% of the capital stock of Curtis Holding and Curtis Partition to Bank Leumi, the Holders, Mataponi and the Agent will cause the Grant Stock to be released;

                 (e) upon the release of the Grant Stock from the collateral for the Notes, it will be pledged to Sumitomo to induce Sumitomo to loan to Grant and a sister company, on a term loan basis, $3,000,000 (the "Sumitomo Advance"), which Sumitomo, Mataponi and the Agent would permit to be dividended through to Rucon, which would pay these funds to the Registrant to obtain a release of certain obligations that had been assumed by Rucon from the Registrant in 1993;

                 (f) upon the receipt of the aforesaid $3,000,000 payment from Rucon, the Registrant will use these funds to obtain from Morgan the satisfaction, discharge and cancellation of the Morgan Obligations;

                 (g) the Registrant may attempt to acquire the Mortgage Notes, which will mature on December 28, 2034, on favorable terms, with the assistance of Mataponi if Mataponi is the successful bidder for the Rucon Shares;

                 (h) in addition to receiving 25% of the net proceeds from the UCC Sale of the Rucon Shares for the Registrant's residual interest therein (which the Registrant will apply to the satisfaction of the Secured Obligations), the Registrant will receive from Rucon, if Mataponi is the successful bidder for the Rucon Shares, a $2,000,000 promissory note (the "$2,000,000 Note") of Rucon's then parent company, payable in quarterly installments over a two year period; and

                 (i) the Registrant, on the one hand, and Rucon and its subsidiaries, on the other hand, will exchange mutual releases, the Registrant will deliver a general release to Mataponi and the Registrant will be released from any further obligations under the 1993 Current Obligations Agreement between Rucon and Mr. Cohen.

                 On January 16, 1996, the transactions described above in clauses (b), (c), (d), (e) and (f) were consummated and, on January 17, 1996, the Agent notified the Registrant and Rucon that the UCC Sale has been scheduled for February 6, 1996.

                 If the UCC Sale takes place as contemplated (a situation which is outside the control of the Registrant and in which the Registrant is not a participant) and Mataponi is the successful bidder for the Rucon Shares, the Forbearance Agreement requires that (1) the Agent remit 25% of the net proceeds from the UCC Sale to the Registrant for its residual interest in the Rucon Shares, (2) the Holders, Mataponi and the Agent withdraw the previously-delivered acceleration notice and extend the maturity date of the Notes to December 28, 2033, (3) Rucon deliver the $2,000,000 Note to the Registrant and (4) Mataponi assist the Registrant in attempting to acquire the Mortgage Notes on a favorable basis.

                 In the event that the UCC Sale occurs, the Registrant will lose all of its operating companies and cease to have any source of income from operations in the near term. However, the Registrant will receive 25% of the net proceeds from the UCC Sale and, if Mataponi is the successful bidder for the Rucon Shares, will have the installment payments from the $2,000,000 Note to meet its short-term cash needs and the opportunity to acquire the Mortgage Notes to add long-term asset value to its balance sheet. The Notes will have been extended for 38 years (during which time interest will accrue at the current rate of 8% per annum) and will no longer be subject to default other than for non-payment of principal or interest or bankruptcy-related events. As extended, the Notes will provide for the Holders to receive 50% of the Registrant's Net Income (as defined in the Forbearance Agreement) quarterly on account of the indebtedness under the Notes and will, at the request of the Holders, be secured by certain assets which may be acquired by the Registrant within the next 18 months.

                 In entering into the Forbearance Agreement, the Registrant believed that if the benefits thereof are not available, the Registrant would be unable to pay the acceperated Notes and would be compelled to liquidate, as a result which the Registrant would cease to continue as a viable business entity.

                If the Forbearance Agreement is consummated, the Registrant retains its substantial net operating loss carryforwards and, having satisfied the Morgan Obligations and, with the cooperation of Mataponi, having achieved the release of the Notes and the collateral therefor from the liens thereon of Bank Leumi, expects to seek new business opportunities.

                 In the event that the UCC sale occurs but Mataponi is not the successful bidder for the Rucon Shares, the Registrant will be entitled to payment for its 25% residual interest therein. However, inasmuch as the transactions contemplated by the Forbearance Agreement are intended to be integrated parts of a single transaction which can be consummated only in its entirety, the Registrant will not receive certain of the benefits provided for in the Forbearance Agreement, including the extension in the maturity date of the Notes (which will then remain immediately due and payable in full) and the $2,000,000 promisory note which the Registrant considers necessary to meet its short-term operating expenses. The Registrant will also have certain obligations to Mataponi, including obligations to pay to the holders of the Notes an amount equal to the Sumitomo Advance and to deliver the Grant Stock back to Mataponi. If Mataponmi is not the successful bidder for the Rucon Shares, the Agent and Mataponi will continue to hold security interests in the outstanding stock of Arlen Automotive, Inc., which is wholly-owned by Rucon and is the direct parent of all of the Registrant's operating subsidiaries other than Curtis Partition.

                 The foregoing summary of the transactions described in the Forbearance Agreement, the Assignment Agreement and the Restructuring Agreement is qualified in its entirety by reference to such Agreements, copies of which are filed as Exhibits 10.15, 10.16 and 10.17, respectively, to this Report.

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

        (a) Exhibits:

      Exhibit
      Number                           Description
      -------                          -----------

      10.15 Forbearance Agreement dated as of January 5, 1996 among the Registrant, Rucon Services Corp., Mataponi, L.L.C. and the holders of certain of the Registrant's 5-1/4% Notes by their agents, Arthur G. Cohen and Philip J. Levien, and/or substitute agent, Mataponi, L.L.C.

      10.16 Assignment and Assumption Agreement dated as of January 16, 1996 between Bank Leumi Trust Company of New York and Rucon Services Corp.

      10.17 Restructuring Agreement dated as of January 16, 1996 between Bank Leumi Trust Company of New York and Arthur G. Cohen.


        (b) Reports on Form 8-K.

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE ARLEN CORPORATION


                                              /s/ Allan J. Marrus
                                            ------------------------------------
Date:  January 19, 1996                     By    Allan J. Marrus, President


                                              /s/ David S. Chaiken
                                            ------------------------------------
Date:  January 19, 1996                     By    David S. Chaiken, Treasurer

                                EXHIBIT INDEX



 Exhibit                                                                   Page
 Number                     Description                                     No.
 -------                    -----------                                    ----

 10.15 Forbearance Agreement dated as of January 5, 1996 among the Registrant, Rucon Services Corp., Mataponi, L.L.C. and the holders of certain of the Registrant's 5-1/4% Notes by their agents, Arthur G. Cohen and Philip J. Levien, and/or substitute agent, Mataponi, L.L.C.

 10.16 Assignment and Assumption Agreement dated as of January 16, 1996 between Bank Leumi Trust Company of New York and Rucon Services Corp.

 10.17 Restructuring Agreement dated as of January 16, 1996 between Bank Leumi Trust Company of New York and Arthur G. Cohen.