Form 10-Q/A
period 1995-11-30
ARLEN CORP
filed 1996-02-05
CIK 7346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A-1

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

                         PART II - OTHER INFORMATION

Note: Part II of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1995 is amended in this Form 10-Q/A-1 to (1) add a new Item 1 (Legal Proceedings) to read as follows and (2) amend Item 3 (Defaults Upon Senior Securities) to read in its entirety as follows.

Item 1.          Legal Proceedings.

                 In Item 3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1995, the Registrant reported that its subsidiary, Grant Products, Inc. ("Grant"), had received a general notice of liability from the United States Environmental Protection Agency (the "EPA"), indicating that Grant may be a potentially responsible party, with numerous other such parties, with respect to the San Fernando Valley Area 2 Superfund Site, Glendale North Operable Unit (the "Site"), in Los Angeles County, California. In October 1995, the Registrant received a special notice letter from the EPA stating that the EPA considers Grant to be potentially responsible, with numerous other such parties, for the costs incurred in connection with contamination at the Site. The EPA is seeking an agreement from the potentially responsible parties to conduct remedial action and to pay the EPA's oversight costs for overseeing the work and past and future response costs in connection with the Site, and has demanded payment of $21,743,970 (plus recoverable interest) in costs incurred in connection with conditions at the Site and at other Superfund sites and operable units within the San Fernando Valley. Reference is made to Item 3 of the 1995 10-K for further information regarding this environmental proceeding.

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

                 (3) satisfy, with the 25% of the net proceeds of the UCC Sale that the Registrant will retain for its residual interest, if Mataponi is the successful bidder for the Rucon Shares, certain secured obligations (the "Secured Obligations") to third parties who may be deemed to be affiliates of Mr. Cohen; and

                 (4) attempt to acquire on favorable terms, with the assistance of Mataponi if Mataponi is the successful bidder for the Rucon Shares, two mortgage notes (the "Mortgage Notes"), secured by certain property on White Plains Road, Bronx, New York.

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

                 (h) in addition to receiving 25% of the net proceeds from the UCC Sale of the Rucon Shares for the Registrant's residual interest therein (which the Registrant will apply to the satisfaction of the Secured Obligations), the Registrant will receive, if Mataponi is the successful bidder for the Rucon Shares, a $2,000,000 promissory note (the "$2,000,000 Note") payable in quarterly installments over a two year period, to be issued by Automotive Accessories Holdings, L.L.C., which will be the parent of the companies owning the assets of the Registrant's current automotive accessory subsidiaries; and

                 (i) the Registrant, on the one hand, and Rucon and its subsidiaries, on the other hand, will exchange mutual releases, the Registrant will deliver a general release to Mataponi and the Registrant will be released from any further obligations under the 1993 Current Obligations Agreement between Rucon and Mr. Cohen.

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

                 In entering into the Forbearance Agreement, the Registrant believed that if the benefits thereof are not available, the Registrant would be unable to pay the accelerated Notes and would be compelled to liquidate, as a result which the Registrant would cease to continue as a viable business entity.

                If the Forbearance Agreement is consummated, the Registrant retains its substantial net operating loss carryforwards and, having satisfied the Morgan Obligations and, with the cooperation of Mataponi, having achieved the release of the Notes and the collateral therefor from the liens thereon of Bank Leumi, expects to seek new business opportunities.

                 In the event that the UCC sale occurs but Mataponi is not the successful bidder for the Rucon Shares, the Registrant will be entitled to payment for its 25% residual interest therein. However, inasmuch as the transactions contemplated by the Forbearance Agreement are intended to be integrated parts of a single transaction which can be consummated only in its entirety, the Registrant will not receive certain of the benefits provided for in the Forbearance Agreement, including the extension in the maturity date of the Notes (which will then remain immediately due and payable in full) and the $2,000,000 Note which the Registrant considers necessary to meet its short-term operating expenses. The Registrant will also have certain obligations to Mataponi, including obligations to pay to the holders of the Notes an amount equal to the Sumitomo Advance and to deliver the Grant Stock back to Mataponi. However, the Registrant has been advised that, in order to enhance the value of the Rucon Shares, the Agent and Mataponi have agreed, whether or not Mataponi is the successful bidder for the Rucon Shares, to release their security interests in the outstanding stock of Arlen Automotive, Inc. ("Automotive") at the closing of the UCC Sale. Automotive is wholly-owned by Rucon and is the direct parent of all of the Registrant's operating subsidiaries other than Curtis Partition.

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


                                            THE ARLEN CORPORATION


                                              /s/ Allan J. Marrus
                                            ------------------------------------
Date:  February 5, 1996                     By    Allan J. Marrus, President


                                              /s/ David S. Chaiken
                                            ------------------------------------
Date:  February 5, 1996                     By    David S. Chaiken, Treasurer