Form 10-K
period 1996-02-29
ARLEN CORP
filed 1996-07-15
CIK 7346

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED FEBRUARY 29, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                 to
                                       -----------------  ---------------
Commission File No.: 1-6675

                              THE ARLEN CORPORATION
             (Exact name of Registrant as specified in its charter)

         NEW YORK                                                13-2668657
 (State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 505 EIGHTH AVENUE, NEW YORK, NEW YORK                              10018
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (212) 736-8100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class

4% Preferred Stock, par value $10 per share (Convertible into Common Stock on or Prior to December 31, 1974)

                      Common Stock, par value $1 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X .No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of June 17, 1996, non-affiliates of the Registrant held shares of Common Stock, par value $1 per share (the only class of voting stock of the Registrant held by non-affiliates of the Registrant), having an aggregate market value estimated to be between $258,253 and $2,582,530.

There were 30,770,241 shares of Common Stock, par value $1 per share, outstanding at June 17, 1996.

                                     PART I

ITEM 1.         BUSINESS.

GENERAL

                Prior to February 6, 1996, The Arlen Corporation (the "Registrant") had been engaged, through subsidiaries, in the installation of drywall partitions and acoustical ceilings, the manufacture and distribution of steering wheels, physical security devices, interior accessories and molded composite plastic, acrylic, fiberglass and polyurethane components and styling accessories for the automotive aftermarket and for automotive and marine original equipment manufacturers and the manufacture and distribution of metal trim and accessories (including grille guards, light bars, tubular bumpers and side bars) for the light truck and sport utility market. The outstanding shares of capital stock of all of the Registrant's operating subsidiaries were owned by the Registrant's direct, wholly-owned subsidiary, Rucon Services Corp. ("Rucon"), which, prior to November 30, 1995, was known as "Arlen Holdings Corp." and, prior to April 26, 1995, as "Arlen Automotive, Inc." The Registrant and its subsidiaries, as engaged in business prior to February 6, 1996, are herein sometimes collectively referred to as "the Company".

                On February 6, 1996, as described below in this Item 1 under "Recent Developments: UCC Sale of Rucon Shares; Benefits from Forbearance Agreement", an involuntary public foreclosure sale of the outstanding shares of Rucon took place, as a result of which the Registrant ceased to have any interest in the five operating companies which prior thereto had been wholly-owned subsidiaries of Rucon: Curtis Partition Corporation ("Curtis"), Grant Products, Inc. ("Grant"), Grizzly Products, Inc. ("Grizzly"), G.T. Styling, Inc. ("GTS") and A & A Specialties Corp. ("A&A"); the businesses of these companies (including the businesses of Grizzly and A & A, which had been acquired by the Company during the fiscal year ended February 29, 1996) had constituted the Registrant's only business activities.

RECENT DEVELOPMENTS: DEFAULT UNDER ARLEN NOTES; NOTICE OF FORECLOSURE SALE OF
  RUCON SHARES; FORBEARANCE AGREEMENT

                On February 6, 1996, an involuntary public foreclosure sale (the "UCC Sale") of the outstanding shares of Rucon (the "Rucon Shares") was held pursuant to the provisions of the New York Uniform Commercial Code. As previously reported in the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1995 (as such report was amended on Form 10-Q/A-1, the "November 10-Q"), the UCC Sale followed an event of default (the "Event of Default") under the Registrant's 5-1/4% Subordinated Notes (the "Arlen Notes") issued to Arthur G. Cohen ("Mr. Cohen"), the Registrant's Chairman of the Board, and to members, trusts and entities of the family of Arthur N. Levien, a deceased former director and officer of the Registrant (the "Levien Group"). As described in Item 1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1995 (the "1995 10-K"), the Rucon Shares had been pledged by the Registrant as part of the collateral for the Arlen Notes, under which the outstanding indebtedness was approximately $125 million as of November 30, 1995. The Arlen Notes issued to Mr. Cohen (representing an outstanding indebtedness of approximately $83 million as of November 30, 1995), together with the collateral for such Arlen Notes, had been pledged by Mr. Cohen to Bank Leumi Trust Company of New York ("BL") as security for certain indebtedness of Mr. Cohen to BL.

                Following the Event of Default, the Registrant and Rucon received from Mr. Cohen, as the agent (the "Agent") for the holders of the Arlen Notes (the "Holders"), a notice accelerating all principal and interest due under the Arlen Notes and advising of the intention to hold the UCC Sale. The Registrant was aware that the UCC Sale would not only result in the loss by the Registrant of all its operating subsidiaries, but would also, according to the security documents relating to the Arlen Notes, produce for the Registrant only
(a) a reduction in the outstanding indebtedness under the Arlen Notes equal to 154% of the net purchase price received by the Holders for the Rucon Shares at the public sale and (b) proceeds for the residual interest of the Registrant in the Rucon Shares equal in amount to 25% of such net purchase price.

                The Registrant then discussed with the Agent and with Mataponi, L.L.C. ("Mataponi"), which expected to bid for the Rucon Shares at the UCC Sale, certain forbearances, opportunities and other benefits, beyond those to which the Registrant would otherwise be entitled, which Mataponi (a limited liability company owned by a trust for the benefit of Mr. Cohen's wife, who is a principal shareholder of the Registrant) would offer to the Registrant if Mataponi were to be the successful bidder at the UCC Sale. These discussions led to an agreement (the "Forbearance Agreement") among the Registrant, the Agent and Mataponi, providing for these forbearances, opportunities and benefits if Mataponi were the successful bidder for the Rucon Shares at the UCC Sale.

RECENT DEVELOPMENTS: PRE-UCC SALE TRANSACTIONS UNDER FORBEARANCE AGREEMENT;
  DISCHARGE OF MORGAN OBLIGATIONS

                As previously reported in the November 10-Q, prior to but in contemplation of the UCC Sale of the Rucon Shares and in order to enable Mataponi to be able to provide the Registrant with the forbearances, benefits and opportunities contemplated by the Forbearance Agreement, the Registrant facilitated the assignment to Mataponi, on January 16, 1996, of Mr. Cohen's indebtedness to BL (which indebtedness was secured by Mr. Cohen's Arlen Notes and the collateral securing such Arlen Notes). As a result of the acquisition of this indebtedness by Mataponi (at a cost to Mataponi of $5,500,000), Mataponi acquired control of Mr. Cohen's Arlen Notes (and the collateral for such Arlen Notes) and the Registrant was able, pursuant to the Forbearance Agreement, to obtain the release of the stock of its then subsidiary, Grant, from Mataponi. This asset was then available to the Registrant to be used as part of the required collateral for a $3 million loan from Sumitomo Bank of California, the proceeds of which were utilized on that same date to (a) satisfy the previously-unsatisfied judgment obtained against the Registrant by Morgan Guaranty Trust Company of New York ("Morgan"), (b) have discontinued (with prejudice) the pending lawsuits initiated by Morgan against the Registrant and Rucon and (c) have discharged and cancelled, at a discount which produced a $226,000 gain for the Registrant, the two past due promissory notes held by Morgan which the Registrant had issued to Mr. Cohen and which Mr. Cohen had assigned to Morgan (all of the foregoing obligations to Morgan being collectively referred to as the "Morgan Obligations"). As indicated in Item 1 of the 1995 10-K, the existence of the now-discharged Morgan Obligations had caused the Registrant's independent auditors, in their opinions on the Registrant's consolidated financial statements for the fiscal years ended February 28, 1995, February 28, 1994 and February 28, 1993, to express substantial doubt about the Registrant's ability to continue as a going concern.

                As part of the inducement to Mataponi to consent to the release of the Grant stock described in the preceding paragraph, Rucon (which at the time was still a subsidiary of the Registrant) pledged to BL, pursuant to a Restructuring Agreement between BL and Mr. Cohen, as collateral for certain continuing indebtedness of Mr. Cohen to BL in the principal amount of $2,722,513.33, 55% of the outstanding shares of capital stock of Rucon's then wholly-owned subsidiary, Curtis Holding Corporation ("Curtis Holding"), which was the direct parent company of Curtis, and Curtis Holding pledged to BL, as additional collateral therefor, 55% of the outstanding shares of capital stock of Curtis.

RECENT DEVELOPMENTS: UCC SALE OF RUCON SHARES; BENEFITS FROM FORBEARANCE
  AGREEMENT

                At the UCC Sale of the Rucon Shares held on February 6, 1996, as previously reported in the Registrant's Current Report on Form 8-K for February 6, 1996 (the "First Feb 8-K"), Mataponi was the successful bidder for the Rucon Shares with a bid of $3,000,000 (see the following paragraph for the forbearances, benefits and opportunities realized by the Registrant from such bid). Mataponi assigned its right to acquire the Rucon Shares to Automotive Accessories Holdings, L.L.C. ("Automotive LLC"), which acquired the Rucon
Shares at a closing held on the same date. Automotive LLC was at the time owned by the Levien Group and the same trust which owns Mataponi.

                As a result of the UCC Sale, the outstanding indebtedness under the Arlen Notes was reduced by $3,465,000 and the Registrant received $750,000 in cash (which, pursuant to the Forbearance Agreement, was used to satisfy, at a discount of $72,000 to the Registrant, certain secured obligations representing then outstanding indebtedness aggregating approximately $822,000 owed by the Registrant to entities which may be deemed to be affiliates of Mr. Cohen). The other forbearances, benefits and opportunities which the Registrant became entitled to under, or was able to realize by virtue of, the Forbearance Agreement as a consequence of Mataponi's successful bid for the Rucon Shares, in addition to the discharge of the Morgan Obligations, included: (a) a $2 million promissory note (the "$2 Million Note") issued by Automotive LLC (which note is payable in quarterly installments over a two-year period and is expected to provide the Registrant with the cash needed to meet its short-term operating expenses), (b) the withdrawal of the previous acceleration of the Arlen Notes,
(c) the extension of the maturity date of the Arlen Notes from the pre-acceleration maturity date of July 31, 1997 to December 28, 2033 (during which time interest will accrue at the rate of 8% per annum), (d) the elimination of all required payments of principal or interest prior to the new maturity date except for quarterly payments in an amount equal to 50% of the Registrant's Net Income (as defined in the Forbearance Agreement), (e) the elimination from the Arlen Notes of all default provisions other than for non-payment of principal or interest when due or certain bankruptcy-related events and (f) the release of the Registrant from any further obligations under a settlement agreement entered into with Mr. Cohen in 1993. As provided in the Forbearance Agreement, the Registrant, at the request of the holders of the Arlen Notes, may be required to collateralize the Arlen Notes (which are currently unsecured) by a pledge to such holders of any or all notes or bonds which the Registrant may acquire prior to July 5, 1997; such notes or bonds may include the $2 Million Note.

RECENT DEVELOPMENTS: ACQUISITION OF MORTGAGE NOTES

                On February 12, 1996, the Registrant acquired certain non-negotiable promissory notes (the "Mortgage Notes") having a face amount of $125 million and an outstanding indebtedness as of December 28, 1995 of approximately $144 million. The Mortgage Notes are secured by a parcel of land on White Plains Road, Bronx, New York. Approximately $124 million of the currently-outstanding indebtedness under the Mortgage Notes (plus interest accruing at the rate of 6.19% per annum) has been personally assumed by Mr. Cohen (as to 72% of such indebtedness) and by the Levien Group (as to 28% of such indebtedness). Although the Mortgage Notes will accrue interest, no payments of either principal or interest are required under the Mortgage Notes until their maturity date, which is December 28, 2034;

accordingly, the interest on the Mortgage Notes is not expected to produce cash flow to help the Registrant meet its future operating expenses.

RECENT DEVELOPMENTS: FURTHER INFORMATION

                Reference is made to Item 13 of this Report, the November 10-Q, the First Feb 8-K, the Registrant's Current Report on Form 8-K for February 12, 1996 and the Forbearance Agreement incorporated by reference as Exhibit 4.3.2 to this Report for further information regarding the transactions described above in Item 1 of this Report.

RECENT DEVELOPMENTS: DELISTING OF COMMON STOCK BY PHILADELPHIA STOCK EXCHANGE

                As anticipated in Item 1 of the 1995 10-K, the shares of Common Stock of the Registrant ceased to be listed on the Philadelphia Stock Exchange (the "Exchange") as of April 3, 1996. Such delisting followed the filing by the Exchange of a Delisting Certificate with the Securities and Exchange Commission requesting that the Registrant's Common Stock be removed from listing and registration on the Exchange. The delisting action was based upon the inability of the Registrant to meet certain minimum per share trading price and net tangible asset requirements adopted by the Exchange in 1994 as part of new criteria which must be met in order for a company to maintain the listing of its securities on the Exchange.

CURRENT FINANCIAL CONDITION

                Prior to the recent events described above in this Item 1, the ability of the Registrant to continue as a going concern was threatened by the liquidity crises facing the Registrant from the unsatisfied Morgan Obligations and the rapidly-approaching July 31, 1997 maturity date of the Arlen Notes. These near-term threats to the Registrant's continued existence have been virtually eliminated as a result of the forbearances, opportunities and benefits provided to the Registrant pursuant to the Forbearance Agreement, which included the discharge of the Morgan Obligations and the extension of the maturity date of the Arlen Notes to December 28, 2033. Moreover, the cash flow which the Registrant expects to receive from the $2 Million Note should enable the Registrant to meet its anticipated cash requirements through the current fiscal year and into fiscal 1998. During this time, the Registrant intends to seek new business opportunities through the utilization of its net operating loss carryforwards (which approximated $117 million at February 29, 1996), though there can be no assurance that the Registrant will be successful in achieving this objective.

                While the UCC Sale has deprived the Registrant of its operating subsidiaries, it has also relieved the Registrant from responsibility for the indebtedness and other liabilities and obligations associated with such subsidiaries, including the indebtedness of approximately $900,000 owed by one such subsidiary to BL and the indebtedness owned by certain other such subsidiaries to Sumitomo Bank of California under an $8.5 million revolving credit line and $3 million term loan.

                Although the Registrant's balance sheet as at February 29, 1996 continues to include the Arlen

Notes as substantial liabilities (accounting for $124,389,000 of the Registrant's total liabilities of $132,598,000) and although the Arlen Notes will continue to accrue substantial interest expense which, in the absence of significant income from new operations, will produce continuing net losses and an increasing shareholders' deficit annually (such deficit at February 29, 1996 being $130,447,000), the extension to December 28, 2033 in the maturity date of the Arlen Notes and the virtual elimination of the default provisions relating thereto create the practical reality that the Arlen Notes should not pose a threat to the continued existence of the Registrant for many years.

                Assuming that the Registrant is able to satisfy or settle the judgment held by Remington Investments, Inc. described below in Item 3(a) of this Report and settle or otherwise resolve the claim asserted by the United States Internal Revenue Service described below in Item 3(c) of this Report, management believes that the most serious threat to the Registrant's continued existence would be its inability to acquire new business operations or to otherwise generate cash flow from its net operating loss carryforwards prior to its receipt of the final payments due under the $2 Million Note. In this regard, it should be noted that the Registrant's independent auditors, in their opinion on the Registrant's consolidated financial statements for the fiscal year ended February 29, 1996 which are included as part of Item 8 of this Report, have expressed substantial doubt about the Registrant's ability to continue as a going concern.

DESCRIPTION OF BUSINESS

                Prior to the UCC Sale of the Rucon Shares and the resulting loss of the Registrant's operating subsidiaries on February 6, 1996, the Company's business activities were conducted through Rucon's wholly-owned subsidiaries, Curtis, Grant, Grizzly, GTS and A&A. The respective businesses of Curtis, Grant, Grizzly, GTS and A&A are described below:

                CURTIS: Curtis, located in Kearny, New Jersey, engages in the fabrication and installation of dry wall partitions, doors, door frames and acoustical ceiling tiles for commercial buildings. Most of its work is performed as a subcontractor in the New York City metropolitan area.

                GRANT: Grant, located in Glendale, California, manufactures and distributes steering wheels, windshield wipers, physical security products and automotive accessories for the automotive aftermarket and marine original equipment manufacturers.

                GRIZZLY: Grizzly, located in Duarte, California, manufactures and distributes metal grille guards, light bars, tubular bumpers and side bars (steps) to the light truck and sport utility market and performs contract metal-bending work for long-term customers in its job shop.

                GTS: GTS, located in Irvine, California, manufactures and distributes composite plastic and acrylic molded styling accessories for the automotive aftermarket and original equipment manufacturers.

                A&A: A&A, located in Placentia, California, manufactures and sells molded polyurethane, plastic and fiberglass components for the automotive specialties and other markets.

EMPLOYEES

                As a result of the UCC Sale of the Rucon Shares and the loss of the Registrant's operating subsidiaries on February 6, 1996, the number of persons employed by the Registrant has been reduced from approximately 435 to five. None of the Registrant's remaining employees are represented by labor unions having collective bargaining agreements with the Registrant.

ITEM 2.         PROPERTIES.

                The Registrant's offices are located in 2,800 square feet of leased premises at 505 Eighth Avenue, New York, New York. The lease of such premises expires on February 28, 1998 and requires rent payments of $34,000 annually. The building in which such premises are located is owned by a limited partnership in which an entity affiliated with Mr. Cohen is the general partner. Notwithstanding Mr. Cohen's interest in the building, the Registrant believes that the rent for its premises is at least as favorable to the Registrant as the rent which the Registrant would be required to pay if it were to lease comparable space at a fair market rent from an unaffiliated third party.

                The Registrant has no liability or obligation with respect to the lease of any of the premises occupied by its former subsidiaries which were disposed of in connection with the UCC Sale of the Rucon Shares on February 6, 1996.

ITEM 3.         LEGAL PROCEEDINGS.

                (a) In October 1994, Remington Investments, Inc., as the assignee of Federal Deposit Insurance Corporation ("FDIC"), commenced an execution proceeding against the Registrant in the Supreme Court of the State of New York, New York County, seeking to execute against property of the Registrant to satisfy a judgment obtained by FDIC against the Registrant in 1988. The amount sought is $171,588.70 plus interest from 1988. Such execution proceeding remains pending.

                (b) In October 1994, Holly Hill Realty and its general partners commenced an action against the Registrant in the General Court of Justice of the State of North Carolina, Superior Court Division, Alamance County, seeking to recover $50,000 (plus interest, costs and attorney's fees) allegedly due and payable under an unsecured promissory note (debenture) issued by the Registrant in 1974. The Registrant has agreed to contribute $22,500 to a $75,000 payment agreed to be made to the plaintiffs by the Registrant's former subsidiary, The Broadstone Group, Inc. (formerly Arlen Realty, Inc.), which was joined as a third party defendant in this action. The plaintiffs have agreed to accept such payment in full settlement of their claim.

                (c) In July 1995, the Registrant received from the District Director of the United States Internal Revenue Service (the "IRS") an examination report with respect to the Registrant's defined benefit pension plan (the "Plan"). In such report, the IRS asserted that a payment by the Registrant of $6,726,613 is required in order to cure the Plan's accumulated funding deficiency for prior years and pay excise taxes and penalties arising therefrom. Based upon discussions with the IRS following receipt of the examination report, the Registrant believes that it will be able to obtain a waiver of a substantial portion of the taxes and penalties claimed to be due and to settle the remaining deficiency, through installment payments over a number of years, on a basis not substantially inconsistent with the $850,000 provision already reflected in the balance sheet of the Registrant as at February 29, 1996 included as part of
Item 8 of this Report.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                Not Applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS.

                (a) As reported above in Item 1 of this Report under "Recent
Developments: Delisting of Common Stock by Philadelphia Stock Exchange", prior to April 3, 1996 the Registrant's Common Stock was listed and traded on the Philadelphia Stock Exchange (the "Exchange"). The last sale of the Registrant's Common Stock on the Exchange prior to the delisting of such Common Stock by the Exchange was at a price of $.093 per share. The table below shows the high and the low sales prices for such stock as reported for each quarterly period during the past two fiscal years:

Fiscal Year 1996                   High                Low
- ----------------                   ----                ---
First Quarter                     $.180              $.027

Second Quarter                     .090               .043

Third Quarter                      .242               .027

Fourth Quarter                     .609               .090

Fiscal Year 1995                   High                Low
- ----------------                   ----                ---
First Quarter                     $.086              $.039

Second Quarter                     .055               .001

Third Quarter                      .039               .001

Fourth Quarter                     .039               .001


           (b) The number of holders of record of the Registrant's Common Stock at June 17, 1996 was 9,593.

           (c) The Registrant has not declared any dividends on its Common Stock during the past two years.

ITEM 6.    SELECTED FINANCIAL DATA.

           The following is a summary of selected financial data relating to the Registrant for each of the Registrant's five fiscal years ended February 29, 1996 (restated for each year to reflect the restatement of discontinued operations which occurred in February 1996):

                                                Years Ended February 28 or 29,
                                                -----------------------------
                                                         (000s omitted)

                                     1996           1995            1994           1993        1992
                                     ----           ----            ----           ----        ----
Interest expense                  ($ 10,166)     ($  9,447)    ($   8,739)     ($8,084)     ($7,587)
                                   =========      ========      =========      =======       ======

General and admini-
 strative expenses                ($  1,234)     ($  1,229)    ($   1,152)     ($1,389)     ($1,304)
                                   =========      ========      =========      =======       ======


Other income                       $  1,789       $      1      $      10       $    2       $  548
                                   =========      ========      =========      =======       ======


Loss from continuing
 operations                       ($  9,611)     ($ 10,675)    ($   9,881)     ($9,471)     ($8,343)
                                   ========       ========      =========      =======       ======

Income from discontinued
 operations                        $  2,866       $  5,279      $   3,543       $2,109       $1,180
                                   ========       ========      =========      =======       ======


Loss on disposal of operating
 subsidiaries                     ($  2,509)            --             --          --            --
                                   ========       ========      =========      =======       ======


Extraordinary item - gain
 on extinguishment
 of debt                           $    298             --             --          --            --
                                   ========       ========      =========      =======       ======


Net loss                          ($  8,956)     ($  5,396)    ($   6,338)     ($7,362)     ($7,163)
                                   ========      ========      ==========      =======       ======


Loss per common share from
 continuing operations            ($   0.30)     ($   0.34)    ($    0.31)     ($ 0.29)     ($ 0.26)
                                   ========       =========      ========      =======       ======

Income per common share
 from discontinued operations      $   0.01       $   0.17      $    0.11       $ 0.06       $ 0.04
                                   ========       ========      =========      =======       ======

Income per common share
 from extraordinary item           $   0.01             --             --           --           --
                                   ========       ========      =========      =======       ======

Net loss per
 common share                     ($   0.28)     ($   0.17)    ($    0.20)     ($ 0.23)     ($ 0.22)
                                   ========       ========      =========      =======       ======


                                            As at February 28 or 29,
                                            -----------------------
                                                 (000s omitted)

                                 1996         1995           1994         1993           1992
                                 ----         ----           ----         ----           ----
Total assets                  $  2,151      $ 20,184      $ 15,853      $ 12,932       $ 12,418
                              ========      ========      ========      ========       ========


Long-term debt (including
 current portion)             $125,263      $120,349      $111,627      $104,052       $ 98,543
                              ========      ========      ========      ========       ========


Shareholders'
 deficit                     ($130,447)    ($121,491)    ($116,095)     (109,757)     ($102,385)
                              ========      ========      ========      ========       ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included as part of Item 8 of this Report:

LIQUIDITY AND CAPITAL RESOURCES

           As discussed above in Item 1 of this Report under "Current Financial Condition", prior to the UCC Sale of the Rucon Shares described above in such
Item 1 and the related forbearances, benefits and opportunities provided to the Registrant pursuant to the Forbearance Agreement, the ability of the Registrant to continue as a going concern was threatened by the liquidity crises facing the Registrant from the unsatisfied Morgan Obligations and the rapidly-approaching July 31, 1997 maturity date of the Arlen Notes. These near-term threats to the Registrant's continued existence have now been virtually eliminated as a result of the forbearances, opportunities and benefits provided to the Registrant pursuant to the Forbearance Agreement, which included the discharge of the Morgan Obligations and the extension of the maturity date of the Arlen Notes to December 28, 2033. Reference is made to the discussion above in Item 1 of this Report under "Current Financial Condition" for further information regarding the Registrant's continuing liabilities and cash requirements, anticipated sources of future cash flow and potential future threats to its continued existence.

RESULTS OF OPERATIONS

           In view of both the disposal of the Registrant's operating subsidiaries on February 6, 1996 and the reclassification of the accounts of such subsidiaries, as reflected in the financial statements of the Registrant for the fiscal year ended February 29, 1996 ("Fiscal 1996"), as discontinued operations and restatement of prior years' financial statements on a basis consistent therewith, the Registrant does not believe that it would be either practical or relevant to attempt to compare the results of operations of such operating subsidiaries for Fiscal 1996 with their results for prior fiscal periods. However, reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 2 of Part I of the November 10-Q for comparisons of the results of operations of such operating subsidiaries for the three- and nine-month periods ended November 30, 1995 with their results of operations for the comparable periods of the Registrant's prior fiscal year. Reference is also made to the Registrant's Current Report on Form 8-K/A (Amendment No. 1) for February 6, 1996 (which amended the First Feb 8-K) for certain unaudited pro forma financial information reflecting the disposition of the Registrant's investments in its operating subsidiaries.

          The Registrant's net loss for Fiscal 1996, representing an increase of 66% over the net loss for the prior fiscal year, reflects a 46% decline in the income from discontinued operations and the $2,509,000 loss on disposal of the operating subsidiaries. The Registrant's general and administrative expenses relating to its continuing operations remained constant when compared with such expenses for the prior fiscal year, while interest expense increased due to the addition of the prior year's interest accrual to the principal amount of the indebtedness owed to related parties.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The consolidated financial statements and supplementary data of the Registrant appear in this Report on pages F-1 through F-25, which follow page 24 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           (a) IDENTIFICATION OF DIRECTORS:

                         Date of
           Name          Election          Age        Positions and Offices with Registrant
                         --------          ---        -------------------------------------

      Arthur G. Cohen    11/23/70          66         Chairman of the Board of Directors (Chief
                                                      Executive Officer), Director and Member of
                                                      the Executive Committee of the Board of
                                                      Directors


      Thomas L. Kempner    2/2/77          68         Director and Member of the Audit and
                                                      Compensation Committees of the Board of
                                                      Directors

      Emanuel Klimpl      2/26/71          81         Secretary, Director and Member of the
                                                      Executive Committee of the Board of Directors

      Allan J. Marrus     4/14/82          52         President and Director



           The term of office of each director of the Registrant will expire upon the election of his successor at the next annual meeting of shareholders of the Registrant.

           (b)  IDENTIFICATION OF EXECUTIVE OFFICERS:

                                 Date of
     Name                        Election           Age            Positions and Offices with Registrant
     ----                        --------           ---            -------------------------------------
   Arthur G. Cohen              11/23/70             66         Chairman of the Board of Directors (Chief
                                                                Executive Officer), Director and Member of the
                                                                Executive Committee of the Board of Directors

   Allan J. Marrus                7/8/87             52         President and Director

   David S. Chaiken              7/11/90             33         Treasurer


           According to the by-laws of the Registrant, the term of office of each executive officer of the Registrant expires on the date of the organizational meeting of the newly-elected Board of Directors of the Registrant following the next annual meeting of shareholders.

           (c) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES:

           Not Applicable.

           (d) FAMILY RELATIONSHIPS:

           There are no family relationships among the executive officers.

           (e) BUSINESS EXPERIENCE:

           Mr. Cohen has served as Chairman of the Board of the Registrant for more than the past five years; he is a director of Apparel America Inc. and Jayark Corporation. Mr. Marrus, an attorney and certified public accountant, has served as President of the Registrant for more than the past five years. Mr. Chaiken, a certified public accountant, has served as Treasurer of the Registrant for more than the past five years. Mr. Kempner has been Chairman and Chief Executive Officer of Loeb Partners Corporation, investment bankers, and its predecessor partnership for more than the last five years; he is a director of Alcide Corp.; Energy Research Corporation, Inc.; Silent Radio Inc.; IGENE Biotechnology, Inc.; Intermagnetics Gernal Corporation; and Starch Inra Hooper, Inc. Mr. Klimpl has been Senior Counsel in the law firm of Parker Chapin Flattau & Klimpl since September 1985, prior to which time he was senior partner of such firm; he has also been Secretary of the Registrant for more than the past five years.

           (f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

           None.

           (g) REPORTS UNDER SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF
               1934:

           The Registrant believes that all such required reports have been filed.

ITEM 11.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

           The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Registrant's last three completed fiscal years to the Company's three executive officers whose total annual salary and bonus for the fiscal year ended February 29, 1996 exceeded $100,000:

                                                                                           Long Term Compensation
                                                                                      -----------------------------
                                                  Annual Compensation                      Awards           Payouts
                                       -------------------------------------------    -------------------   -------
                                                                                      Restricted
                                                                      Other Annual       Stock                LTIP        All Other
       Name and               Fiscal                                  Compensation       Awards    Options   Payouts    Compensation
    Principal Position        Year     Salary ($)       Bonus ($)         ($)             ($)        (#)       ($)          ($)
- ---------------------------   -----    ----------      ----------     -------------    ---------   -------   -------   -------------
Arthur G. Cohen, Chairman       1996     $289,406              --               --         --         --        --            --
  of the Board (Chief           1995     $275,625       $  75,000               --         --         --        --            --
  Executive Officer)            1994     $262,500              --               --         --         --        --            --

Allan J. Marrus, President      1996     $289,406              --        $ 180,000(1)      --         --        --            --
                                1995     $133,875       $  75,000        $ 252,000(1)      --         --        --            --
                                1994     $200,000       $ 240,000(1)            --         --         --        --

David S. Chaiken, Treasurer     1996     $ 75,385(2)           --        $  27,500(3)      --         --        --            --
                                1995     $ 62,000              --        $  48,000(3)      --         --        --            --
                                1994           --              --               --         --         --        --            --

- -----------
(1) Consists of consulting fees paid to Mr. Marrus or accrued for his account pursuant to his consulting arrangements or consulting agreements (described below in this Report) with certain of the Registrant's former subsidiaries.

(2) Consists of salary paid to Mr. Chaiken by a former subsidiary of the Registrant prior to February 6, 1996, when such subsidiary ceased to be owned by the Registrant.

(3) Consists of consulting fees paid to Mr. Chaiken or accrued for his account by certain of the Registrant's subsidiaries. For the 1996 fiscal year, such fees are those paid prior to February 6, 1996, when such subsidiaries ceased to be owned by the Registrant.

STOCK OPTIONS

           The Registrant currently has in effect one stock option plan (the "1985 Plan"), approved by the Registrant's shareholders in 1985. Although the 1985 Plan provides for the granting of non-qualified stock options, incentive stock options (within the meaning of Section 422A(b) of the Internal Revenue Code of 1986, as amended (the "Code")) and stock appreciation rights to key employees of the Registrant and its subsidiaries, incentive stock options may no longer be granted under the 1985 Plan.

           During the fiscal year ended February 29, 1996, no stock options were granted to, or exercised by, any of the executive officers named above in the Summary Compensation Table. At the end of such fiscal year, the only such executive officer holding unexercised options to purchase shares of the Registrant's Common Stock was Allan J. Marrus, who holds currently exercisable options to purchase 500,000 shares of the Registrant's Common Stock at $.02 per share; such options were granted to Mr. Marrus during the fiscal year ended February 29, 1992 in exchange for the cancellation of the same number of exercisable options, having a weighted average exercise price of $.35 per share, then held by Mr. Marrus. Under the 1985 Plan, such options may be exercised for shares of the Registrant's Common Stock or, with the consent of the Stock Option Committee administering the 1985 Plan, may be exercised as stock appreciation rights entitling Mr. Marrus to exchange his options for cash in an amount equal to the difference between the fair market value (at the time of exercise) of the underlying shares of Common Stock and the exercise price of the options. Based on the fair market value ($.094 per share) of the Registrant's Common Stock at the end of the fiscal year ended February 29, 1996, the options held by Mr. Marrus had a value of $37,000 at such time. Mr. Marrus' outstanding options are also set forth in the following table:

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                  AND FISCAL YEAR ("FY")-END OPTION/SAR VALUES

                                                                                             Value of Un-
                                                                     Number of             exercised In-the-
                                                                    Unexercised                  Money
                                                                  Options/SARs at           Options/SARs at
                                                                    FY-End (#)                FY-End ($)
                    Shares Acquired          Value Realized        Exercisable/             (Exercisable/
 Name                on Exercise (#)              ($)             Unexercisable)            Unexercisable)
 ----               ----------------         --------------       --------------          -----------------
Arthur G. Cohen              --                   --                    -/-                      -/-

Allan J. Marrus              --                   --                 500,000/-                 $37,000/-

David S.Chaiken              --                   --                   -/-                       -/-


EXECUTIVE AGREEMENTS


EXECUTIVE AGREEMENTS

           In February 1992, the Registrant entered into an employment agreement with Mr. Cohen, providing for his continued employment as Chairman of the Board and Chief Executive Officer of the Registrant through at least February 28, 1997 and for lifetime consulting services to the Company thereafter, subject, however, to Mr. Cohen's right to terminate such agreement by accelerating the end of the consulting term. The employment term is automatically extended each February for an additional year (currently until February 28, 2001) unless either party gives notice to the other party at least six months prior thereto that he or it does not wish to so extend. Under his employment agreement, Mr. Cohen is entitled to receive a current annual base salary of $303,877, which increases cumulatively by 5% on each March 1 after the date hereof during the employment term; the agreement provides for Mr. Cohen to receive consulting fees equal to 50% of his last salary as an employee during the first five years of the consulting term and 25% of such salary thereafter.

           In February 1992, the Registrant also entered into an employment agreement with Allan J. Marrus, providing for his continued employment as President and Chief Operating Officer of the Registrant through at least February 28, 1997 and for consulting services to the Registrant for five years thereafter, subject, however, to Mr. Marrus' right to terminate such agreement by accelerating the end of the consulting term. The employment term is automatically extended each February for an additional year (currently until February 28, 2001) unless either party gives notice to the other party at least six months prior thereto that he or it does not wish to so extend. As a result of the approval in April 1995 by the Registrant's Board of Directors of an increase in Mr. Marrus' base salary to the same annual base salary payable to Mr. Cohen, the annual base salary currently payable to Mr. Marrus is $303,877, which increases cumulatively by 5% on each March 1 after the date hereof during the employment term. The employment agreement also provides for Mr. Marrus to receive consulting fees equal to 50% of his last salary as an employee during the consulting term.

           The employment agreements between the Registrant and each of Messrs. Cohen and Marrus provide that, in the event of a change in control (as defined) of the Registrant followed by a change in such person's duties, powers or conditions of employment, such person may, within two years thereafter, terminate his employment and receive a lump-sum payment equal to 2.99 times his "base amount" (as defined in Section 280G(b)(3) of the Code). Such agreements also provide for the escrow of funds to secure such lump-sum payments in case of a change in control or threat of a change in control of the Registrant. Pursuant to these employment agreements, all indemnification rights existing in favor of Messrs. Cohen and Marrus under the Registrant's certificate of incorporation and by-laws and the New York Business Corporation Law are to continue for at least ten years after the termination of their employment.

           From March 1, 1993 into the fiscal year which ended February 29, 1996, two of the Registrant's former operating subsidiaries had consulting arrangements with Mr. Marrus, providing for him to render certain consulting services through at least February 29, 2000. Pursuant to these consulting arrangements, Mr. Marrus received an aggregate of $180,000 in consulting fees during the fiscal year ended February 29, 1996. Such arrangements terminated prior to February 29, 1996 without any further obligations thereafter on the part of any party thereto.

DIRECTOR COMPENSATION

           Each director who is not an employee of the Company is entitled to receive an annual fee of $10,000, an additional annual fee of $2,500 for each committee on which he serves and a fee of $500 for each Board or committee meeting attended. All of these fees payable for at least the last three years remain unpaid except for fees in the aggregate amount of $12,500 which were paid to Thomas L. Kempner during the fiscal year ended February 28, 1995.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           Since the beginning of the fiscal year which ended February 29, 1996, the Compensation Committee of the Board of Directors of the Registrant has consisted solely of one director, Thomas L. Kempner, who has never been either an officer or an employee of the Registrant but who has or has had an interest in entities to which the Registrant is indebted (as described below in Item 13 of this Report).

           In its current form, the Compensation Committee reviews changes in executive compensation proposed by management and submits its recommendation to the Board of Directors for action by the full Board, which includes among its four members Mr. Cohen, the Chairman of the Board and chief executive officer of the Registrant, and Mr. Marrus, the President of the Registrant. Decisions with respect to stock option and stock appreciation right grants are made by the Stock Option Committee administering the 1985 Plan, which Committee consists of Mr. Cohen and Mr. Kempner. Mr. Cohen has not been a participant under the 1985 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           (a) At June 17, 1996, the following persons, to the knowledge of the Registrant, beneficially owned more than 5% of any class of voting securities of the Registrant:

     Title                   Name and Address                 Amount and Nature of                   Percent
    of Class                of Beneficial Owner               Beneficial Ownership                   of Class
    --------                -------------------               --------------------                   --------
Common Stock,              Karen B. Cohen                      4,944,935 shares                       16.1%
par value $1               645 Fifth Avenue
per share                  New York, NY 10022

Common Stock,              Mark W. McLaughlin                  4,739,485 shares (1)                   15.4%
par value $1               13750 U.S. 281 North
per share                  Suite 660
                           San Antonio, TX 78232

Class B Stock,             Arthur G. Cohen                     2,000,000 shares (2)                  100.0%
par value $.50             505 Eighth Avenue
per share                  New York, NY 10018

Class B Stock,             Estate of Arthur N.                 2,000,000 shares (2)                  100.0%
par value $.50               Levien
per share                  505 Eighth Avenue
                           New York, NY 10018

- ---------
(1) This information was obtained from a Statement of Changes in Beneficial Ownership of Securities on Form 4, dated March 6, 1996, a copy of which was furnished to the Registrant by the shareholder.

(2) Such shares are owned of record by a liquidated partnership in which Mr. Cohen had a two-thirds interest and Mr. Levien (deceased) had a one-third interest.

           (b) At June 17, 1996, each director of the Registrant and all directors and officers of the Registrant as a group beneficially owned outstanding equity securities of the Registrant as set forth below. Except as otherwise indicated in notes (1) and (5), each of the persons noted has both sole voting power and sole investment power with respect to the shares set opposite his name.

     Title                        Name of                     Amount and Nature of                   Percent
   of Class                   Beneficial Owner                Beneficial Ownership                   of Class
   --------                   ----------------                --------------------                   ---------
Common Stock,              Thomas L. Kempner                    169,033 shares (1)                      (6)
par value $1
per share                  Emanuel Klimpl                       318,500 shares (2)                     1.0%


                           Allan J. Marrus                      500,000 shares (3)                     1.6%

                           David S. Chaiken                      10,000 shares (4)                      (6)

                           All directors and officers           997,533 shares                         3.2%
                           as a group (5 persons)


Class B Stock,             Arthur G. Cohen (5)                2,000,000 shares (5)                   100.0%
par value $.50
per share                  All directors and officers         2,000,000 shares                       100.0%
                           as a group (5 persons)

- -----------------------

(1) Includes 25,500 shares of Common Stock held by a trust of which Mr. Kempner is the trustee and one of the beneficiaries. In addition, Mr. Kempner holds, as trustee for his children, 2,000 shares of Common Stock. The 264,000 shares of Common Stock issuable to Loeb Partners Corporation, of which Mr. Kempner is Chairman and Chief Executive Officer, upon exercise of its warrant described below in Item 13 of this Report, are not included in this table.

(2) Includes the 250,000 shares of Common Stock issuable upon exercise of the warrant issued to Mr. Klimpl as described below in Item 13 of this Report. In addition, Mr. Klimpl's wife owns 3,700 shares of Common Stock.

(3) Consists of shares of Common Stock which Mr. Marrus has the right to acquire upon exercise of options granted to him under the 1985 Stock Option Plan of the Registrant which are currently exercisable.

(4) Such shares of Common Stock are issuable to Mr. Chaiken in payment of a bonus granted to Mr. Chaiken in August 1991, but have not yet been issued.

(5) Such shares are owned of record by a liquidated partnership in which Mr. Cohen had a two-thirds interest and Arthur N. Levien (deceased) had a one-third interest. The 4,944,935 shares of Common Stock beneficially owned by Karen B. Cohen, the wife of Mr. Cohen, are not included in this table.

(6)  Represents less than 1% of the outstanding shares of Common Stock.

         (c) The Registrant is unaware of any arrangements which may at a subsequent date result in a change in control of the Registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           Reference is made to Item 1 of this Report for information concerning certain transactions between the Company, on the one hand, and Mr. Cohen or entities affiliated with Mr. Cohen or controlled by a trust for his wife's benefit or the Levien Group, on the other hand. Other transactions between the Company, on the one hand, and members of management or the Registrant's Board of Directors, on the other hand, are described below in this Item 13.

           In 1978 and 1979, Loeb Rhoades, Hornblower & Co. ("LRH") performed financial services for the Registrant in connection with an analysis of the Registrant's subsidiary, Korvettes, Inc., and its subsequent sale. The Registrant agreed to pay LRH a fee of $102,000 for such analysis and $162,000 on account of the sale of Korvettes, Inc. In August 1987, the Registrant issued to Loeb Partners Corporation ("LPC"), assignee of the rights of LRH to such fees, a promissory note in the principal amount of $264,000, without interest, maturing on July 31, 1997 and a warrant entitling it to purchase 264,000 shares of Common Stock of the Registrant at $1.00 per share, commencing August 2, 1989. The note and the warrant were issued to LPC in satisfaction of the aforesaid obligations. Thomas L. Kempner, a director of the Registrant, was Chairman and Chief Executive Officer of LRH and is Chairman and Chief Executive Officer of LPC.

           In connection with certain transactions in 1975 and 1978 involving Lezam Anstalt ("Lezam"), an entity then controlled by Robert N. Rose (the brother of Marshall Rose, at the time President and a director of the Registrant), and its 49% owned subsidiary, Atlantic Management S.A. ("AMSA"), the Registrant received and holds (a) a $4,000,000 note from Lezam, originally payable in 1983 with interest at 2% above prime, which is secured by, and as to which the Registrant's sole recourse is to, $5,500,000 of the Registrant's 5-1/4% Subordinated Notes (which are discussed above in Item 1 of this Report), and (b) an approximately $1,746,000 promissory note from ATC Company, originally payable in 1983 with interest at 2-1/2% in excess of the Citibank Alternate Base Rate, which is secured by, and as to which the Registrant's sole recourse is to, $2,093,000 of 5-1/4% Notes. The Company is to apply interest on the pledged 5-1/4% Notes against the respective obligations which they collateralize. In May 1981, ATC Company acquired all the stock of Lezam. Pursuant to the Forbearance Agreement, the respective maturity dates of the 5-1/4% Notes, the note from Lezam and the note from ATC Company were extended to December 28, 2033.

           During the fiscal year ended February 29, 1996, Mr. Marrus and Mr. Cohen, directly or indirectly, received consulting fees of approximately $477,000 from two operating subsidiaries of the Registrant. Such subsidiaries ceased to be owned by the Registrant as of February 6, 1996.



       On or about February 6, 1996, the Registrant applied the proceeds of the initial quarterly installment of $250,000 due under the $2 Million Note to reimburse certain related parties for advances made by them with respect to expenses of the Registrant.

           Pursuant to loans entered into in 1982 and 1983, the Registrant is indebted to The Coler Foundation for approximately $66,000 (including accrued interest). Mr. Cohen is the trustee of The Coler Foundation; neither he nor any members of his family have any beneficial interest in The Coler Foundation.

           In July 1985, the Registrant issued to Emanuel Klimpl, a director and officer of the Registrant, a promissory note in the principal amount of $250,000, without interest, maturing on June 30, 1995 and a warrant entitling him to purchase 250,000 shares of Common Stock of the Registrant at $1.00 per share, commencing July 2, 1988. The note and the warrant were issued to Mr. Klimpl in satisfaction of accrued and unpaid director's and consulting fees aggregating $250,000.

           As a result of modifications of the warrants described above in this
Item 13, the dates upon which such warrants would first become exercisable have been extended from time to time, with all such warrants having first become exercisable between July and August of 1993. All of such warrants expire ten years after the date on which they first become exercisable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

           (a) FINANCIAL STATEMENTS:

           See Index to Financial Statements annexed hereto, which appears on page F-2 following page 24 of this Report.

           (b) EXHIBITS:

           Exhibit
           Number               Description
           -------              -----------
            3.1            Certificate of Incorporation of the Registrant as
                           amended through July 31, 1981. (1)

            3.1.1 Certificate of Change, as filed with the Department of State of the State of New York on February 8,
                           1984. (2)

            3.1.2 Certificate of Amendment of the Certificate of Incorporation of the Registrant, as filed with the Department of State of the State of New York on October 17, 1985. (2)

            3.2            By-Laws of the Registrant. (4)

            4.1 Indenture dated as of January 1, 1966 pursuant to which the Registrant's 5% Convertible Subordinated
                           Debentures due June 1, 1986 were issued. (7)

            4.2 Indenture dated as of April 23, 1982 pursuant to which the Registrant's Zero Coupon Convertible
                           Subordinated Debentures due June 1, 1989 were issued. (3)

            4.3            Form of the Registrant's 5-1/4% Subordinated Notes.
                           (1)

            4.3.1 Extension Agreement dated March 29, 1993 among the Registrant, Arlen Automotive, Inc. and Arthur G.
                           Cohen and the other holders of the Registrant's 5-
                           1/4% Subordinated Notes. (9)

           Exhibit
           Number               Description
           -------              -----------
            4.3.2          Forbearance Agreement dated as of January 5, 1996
                           among the Registrant, Rucon Services Corp., Mataponi,
                           L.L.C. and the holders of the Registrant's 5-1/4%
                           Subordinated Notes by their agent, Arthur G. Cohen,
                           or their substitute agent, Mataponi, L.L.C. (10)

            4.4            Warrant issued by the Registrant to Emanuel Klimpl.
                           (3)

            4.5            Warrant issued by the Registrant to Thomas W.
                           McMahon, Jr. (deceased). (5)

            4.6            Warrant issued by the Registrant to Arthur G. Cohen.
                           (5)

            4.7            Warrant issued by the Registrant to Arthur N. Levien
                           (deceased). (5)

            4.8            Warrant issued by the Registrant to Loeb Partners
                           Corporation. (5)

            10.1           1985 Stock Option Plan of the Registrant. (6)

            10.2 Employment Agreement dated February 14, 1992 between the Registrant and Arthur G. Cohen (8).

            10.3 Employment Agreement dated February 14, 1992 between the Registrant and Allan J. Marrus. (8)

            21.1           List of Significant Subsidiaries.

            27.1           Financial Data Schedule.

- --------------------
(1) Incorporated by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1981 (File No. 1-6675).

(2) Incorporated by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1986 (File No. 1-6675).

(3) Incorporated by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1985 (File No. 1-6675).

(4) Incorporated by reference to Exhibit 4.01 to the Registrant's Quarterly Report on Form 10-Q for the fiscal year ended August 31, 1986 (File No. 1-6675).

(5) Incorporated by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 29, 1988 (File No. 1-6675).

(6) Incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated August 16, 1985 (File No. 1-6675).

(7) Incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-1 (File No. 2-24242) of the Registrant's predecessor, Spartans Industries, Inc., filed pursuant to the Securities Act of 1933, as amended.

(8) Incorporated by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 29, 1992 (File No. 1-6675).

(9) Incorporated by reference to the Exhibits to the Registrant's Current Report on Form 8-K dated May 20, 1993 (File No. 1-6675).

(10)Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1995 (File No. 1-6675).

           (c) REPORTS ON FORM 8-K:

           During the Registrant's fiscal quarter ended February 29, 1996, the Registrant filed Current Reports on Form 8-K for February 6, 1996 (Items 2 and
7) and February 12, 1996 (Items 2 and 7); Amendment No. 1 to the Current Report on Form 8-K for February 6, 1996, including pro forma financial information, was filed on Form 8-K/A on June 21, 1996.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE ARLEN CORPORATION

                              By: /s/ Arthur G. Cohen
                                 ---------------------------------------
                                 Chairman of the Board
Dated: July 12, 1996

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                             Title                        Date
      ---------                             -----                        ----
   /s/ Arthur G. Cohen             Chairman of the Board and           July 12, 1996
- --------------------------         Director (Principal Executive
      Arthur G. Cohen              Officer)

   /s/ David S. Chaiken            Treasurer (Principal Financial      July 12, 1996
- --------------------------         and Accounting Officer)
      David S. Chaiken

  /s/ Thomas L. Kempner            Director                            July 12, 1996
- --------------------------
    Thomas L. Kempner

- --------------------------         Director
     Emanuel Klimpl

   /s/ Allan J. Marrus             Director                            July 12, 1996
- --------------------------
       Allan J. Marrus

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                               FORM 10-K - ITEM 8

                         YEARS ENDED FEBRUARY 29, 1996,
                           FEBRUARY 28, 1995 AND 1994

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                     Pages
                                                                     -----

Report of Independent Certified Public Accountants                 F-3 - F-4

Consolidated balance sheets - February 29, 1996
  and February 28, 1995                                            F-5 - F-6

Consolidated financial statements for the
  years ended February 29, 1996,
  February 28, 1995 and 1994:
   Statements of operations                                           F-7
   Statements of capital deficit                                      F-8
   Statements of cash flows                                        F-9 - F-10

Summary of accounting policies                                     F-11 - F-13

Notes to consolidated financial statements                         F-14 - F-25

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
  of The Arlen Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of The Arlen Corporation and subsidiaries (the "Company") as of February 29, 1996 and February 28, 1995, and the related consolidated statements of operations, capital deficit and cash flows for each of the three years in the period ended February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Arlen Corporation and subsidiaries at February 29, 1996 and February 28, 1995, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company disposed of its operating subsidiaries in February 1996 and at February 29, 1996, had deficiencies in working capital and equity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.




BDO Seidman, LLP


New York, New York

June 12, 1996

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                               February 29,      February 28,
        ASSETS                                     1996              1995
        ------                                 ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                    $    10,000       $    98,000



  Note receivable - current portion,
   net of unamortized discount of
   $117,000 (Notes 1 and 5)                        883,000              --



  Current assets of discontinued
    operations (Note 13)                              --          18,480,000
                                               -----------       -----------


              TOTAL CURRENT ASSETS                 893,000        18,578,000


PROPERTY AND EQUIPMENT, net
  (Note 2)                                          72,000            90,000


OTHER ASSETS, including amounts due
  from former subsidiaries (Note 6)                469,000              --


NOTE RECEIVABLE - less current portion,
  net of unamortized discount of $33,000
  (Notes 1 and 5)                                  717,000              --


NONCURRENT ASSETS OF DISCONTINUED
  OPERATIONS (Note 13)                                --           1,516,000
                                               -----------       -----------

                                               $ 2,151,000       $20,184,000
                                               ===========       ===========


               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)



       LIABILITIES AND                            February 29,         February 28,
       CAPITAL DEFICIT                               1996                 1995
       ---------------                           -------------        -------------

CURRENT LIABILITIES:
  Notes payable, including $2,742,000 due
   to related parties in 1995 (Note 3)           $     137,000        $   2,878,000
  Accrued interest payable (including
   $4,000 and $622,000 due to related
   parties in 1996 and 1995, respectively)
   (Notes 3 and 4)                                     179,000              766,000
  Accruals:
   State income taxes (Note 12)                           --                946,000
   Expenses, fees and other
   (Notes 10, 11 and 12)                             7,019,000            7,651,000
  Current portion of long-term obligations
   due to related parties (Note 4)                     299,000              722,000
  Due to former subsidiaries, net                         --                795,000
  Current liabilities of discontinued
   operations (Note 13)                                   --              8,290,000
                                                 -------------        -------------
              TOTAL CURRENT LIABILITIES              7,634,000           22,048,000

LONG-TERM OBLIGATIONS DUE TO
   RELATED PARTIES (Note 4)                            575,000            1,246,000

AMOUNTS DUE TO RELATED PARTIES (Note 5)            124,389,000          118,381,000
                                                 -------------        -------------
              TOTAL LIABILITIES                    132,598,000          141,675,000

COMMITMENTS AND CONTINGENCIES
   (Notes 1, 5, 9 and 10)

CAPITAL DEFICIT (statement attached)
   (Note 7)                                       (130,447,000)        (121,491,000)
                                                 -------------        -------------
                                                 $   2,151,000        $  20,184,000
                                                 =============        =============


               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Year ended
                                           ----------------------------------------------------
                                            February 29,       February 28,        February 28,
                                               1996                1995                1994
                                           ------------        ------------        ------------
GENERAL AND ADMINISTRATIVE EXPENSES        $ (1,234,000)       $ (1,229,000)       $ (1,152,000)

OTHER (EXPENSES) INCOME:
 Interest expense (including amounts
  to related parties of $9,761,000
  in 1996, $9,071,000 in 1995
  and $8,403,000 in 1994)                   (10,166,000)         (9,447,000)         (8,739,000)
 Other income, net (Note 12)                  1,789,000               1,000              10,000
                                           ------------        ------------        ------------
      Loss from continuing
      operations before
      discontinued operations
      and extraordinary item                 (9,611,000)        (10,675,000)         (9,881,000)

DISCONTINUED OPERATIONS:
 Income from discontinued operations
   (Note 12)                                  2,866,000           5,279,000           3,543,000
 Loss on disposal of operating
    subsidiaries (Notes 1 and 13)            (2,509,000)               --                  --
                                           ------------        ------------        ------------
       Net loss before
       extraordinary item                    (9,254,000)         (5,396,000)         (6,338,000)

EXTRAORDINARY ITEM:
  Gain on extinguishment of debt
   (Notes 3(b) and 4(b))                        298,000                --                  --
                                           ------------        ------------        ------------
        Net loss                           $ (8,956,000)       $ (5,396,000)       $ (6,338,000)
                                           ============        ============        ============

LOSS PER COMMON SHARE FROM
  CONTINUING OPERATIONS                    $      (0.30)       $      (0.34)       $      (0.31)

INCOME PER COMMON SHARE
  FROM DISCONTINUED OPERATIONS                     0.01                0.17                0.11

INCOME PER COMMON SHARE FROM
  EXTRAORDINARY ITEM                               0.01                --                  --
                                           ------------        ------------        ------------
LOSS PER COMMON SHARE                      $      (0.28)       $      (0.17)       $      (0.20)
                                           ============        ============        ============
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                 31,690,000          31,690,000          31,690,000
                                           ============        ============        ============

               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT


                                                                       Year ended
                                                 -------------------------------------------------------
                                                  February 29,         February 28,         February 28,
                                                      1996                 1995                 1994
                                                 -------------        -------------        -------------

CAPITAL STOCK:
   Senior preferred - $1 par value
      (authorized 30,000,000 shares; none
      issued)                                    $        --          $        --          $        --
   4% cumulative preferred - $10 par
      value (authorized 201,468 shares;
      issued 199,145 shares)                         1,992,000            1,992,000            1,992,000
   Common - $1 par value (authorized
      33,000,000 shares; issued 30,770,223
      in 1996, 1995 and 1994, including
      shares in treasury and shares
      subscribed)                                   29,804,000           29,804,000           29,804,000
   Class B - $.50 par value (authorized
      and issued 2,000,000 shares)                   1,000,000            1,000,000            1,000,000
                                                 -------------        -------------        -------------

             Total capital stock                    32,796,000           32,796,000           32,796,000
                                                 -------------        -------------        -------------

ADDITIONAL PAID-IN CAPITAL                          49,169,000           49,169,000           49,169,000
                                                 -------------        -------------        -------------

DEFICIT:
   Balance at beginning of year                   (203,050,000)        (197,654,000)        (191,316,000)
   Net loss                                         (8,956,000)          (5,396,000)          (6,338,000)
                                                 -------------        -------------        -------------

   Balance at end of year                         (212,006,000)        (203,050,000)        (197,654,000)
                                                 -------------        -------------        -------------
                                                  (130,041,000)        (121,085,000)        (115,689,000)
   Add: Cost of common stock held in
      treasury (1,080,224 shares)                     (406,000)            (406,000)            (406,000)
                                                 -------------        -------------        -------------

TOTAL CAPITAL DEFICIT                            $(130,447,000)       $(121,491,000)       $(116,095,000)
                                                 =============        =============        =============



               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                          Year ended
                                                     ----------------------------------------------------
                                                     February 29,        February 28,        February 28,
                                                         1996                1995                1994
                                                     ------------        ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                       $ (8,956,000)       $ (5,396,000)       $ (6,338,000)
                                                     ------------        ------------        ------------

      Adjustments to reconcile net loss
        to net cash provided by
        operating activities:
          Depreciation and amortization                    21,000             546,000             649,000
          Provision for losses on accounts
            receivable                                       --               539,000              83,000
          Reversal of prior years'
            liabilities                                (1,787,000)               --                  --
          Loss on disposal of operating
            subsidiaries                                2,509,000                --                  --
          Gain on extinguishment of debt                 (298,000)               --                  --
          Increase in amounts due related
            parties in exchange for interest            9,473,000           8,927,000           8,115,000
          Other                                         1,221,000                --                  --
          Changes in assets and liabilities
            net of disposition of subsidiaries
            in 1996:
              (Increase) decrease in assets:
                Accounts receivable                          --            (2,436,000)         (2,001,000)
                Inventories                                  --            (1,161,000)         (1,039,000)
                Other current                                --              (238,000)             23,000
                Other assets                                 --                  --                  --
              Increase (decrease) in
                liabilities:
                  Accounts payable                           --               (33,000)            915,000
                  Accrued interest                       (587,000)             61,000             333,000
                  Accrued taxes                              --               127,000              52,000
                  Accrued expenses, fees
                    and other                             209,000             707,000             849,000
                                                     ------------        ------------        ------------

                     Total adjustments                 10,761,000           7,039,000           7,979,000
                                                     ------------        ------------        ------------

                    Net cash provided by
                     operating activities               1,805,000           1,643,000           1,641,000
                                                     ------------        ------------        ------------


               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                   Year ended
                                              ----------------------------------------------------
                                              February 29,        February 28,        February 28,
                                                  1996                1995                1994
                                              ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Investment in) redemption of
    certificates of deposit, net              $       --          $     (4,000)       $    143,000
  Investment in capital assets                      (3,000)           (267,000)           (468,000)
  Proceeds from disposal of
    operating subsidiaries                         750,000                --                  --
  Notes receivable                                 250,000                --                  --
  Due from former subsidiaries                    (447,000)               --                  --
  Investment in other assets                          --               (41,000)           (147,000)
                                              ------------        ------------        ------------

         Net cash provided by (used in)
           investing activities                    550,000            (312,000)           (472,000)
                                              ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on revolving credit line                   --           (36,502,000)        (30,569,000)
  Proceeds from revolving credit line                 --            36,146,000          29,934,000
  Principal payments on short-term
    borrowings                                  (2,515,000)           (426,000)            (60,000)
  Proceeds from short-term borrowings                 --                  --               250,000
  Proceeds from long-term borrowings                  --                  --                27,000
  Principal payments on long-term
    borrowings                                  (1,022,000)            (18,000)           (208,000)
  Payments on debt to related parties                 --               (57,000)           (379,000)
                                              ------------        ------------        ------------

         Net cash used in
           financing activities                 (3,537,000)           (857,000)         (1,005,000)
                                              ------------        ------------        ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                              (1,182,000)            474,000             164,000

CASH AND CASH EQUIVALENTS,
  beginning of year                              1,192,000             718,000             554,000
                                              ------------        ------------        ------------

                                                    10,000           1,192,000             718,000

LESS CASH INCLUDED IN CURRENT ASSETS
  OF DISCONTINUED OPERATIONS                          --            (1,094,000)           (681,000)
                                              ------------        ------------        ------------

CASH AND CASH EQUIVALENTS,
  end of year                                 $     10,000        $     98,000        $     37,000
                                              ============        ============        ============



               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES



PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company ("Arlen") and its two inactive subsidiaries. During February 1996, Arlen disposed of its wholly-owned subsidiary, Rucon Services Corp. (formerly known as Arlen Holdings Corp. and, prior thereto, as Arlen Automotive, Inc.), which was the holding company of the operating subsidiaries, Curtis Partition Corporation ("Curtis"), Grant Products, Inc. ("Grant"), G.T. Styling, Inc. ("GTS"), Grizzly Products, Inc. ("Grizzly") and A&A Specialties Corp. ("A&A"). The accounts of the subsidiaries disposed of in February 1996 are reflected in the consolidated financial statements as discontinued operations. Material intercompany investments, advances and transactions have been eliminated.


BUSINESS

         As further discussed in Note 1, the Company's operating subsidiaries were disposed of in February 1996. Currently, the Company has no operations but intends to seek new business opportunities. Through February 1996, the Company had operated in the following industries:

         Fabrication and installation of drywall partitions, door and door frames and acoustical ceilings for commercial buildings primarily in the New York City metropolitan area.

         Manufacturing and distribution of parts and accessories primarily for the automotive aftermarket with independent sales representatives throughout the United States.


BASIS OF FINANCIAL STATEMENT PRESENTATION

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES
                                   (Continued)


PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Depreciation is computed on the straight-line basis over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed on the straight-line basis over the lesser of the remaining life of the lease or the estimated useful life of the improvement.

         The estimated useful lives used in the computation of depreciation were as follows:

         Furniture and fixtures                                    3-7 years
         Leasehold improvements                                    Term of lease


LOSS PER COMMON SHARE

         Loss per common share is computed by dividing the net loss, after giving effect to dividends on preferred stock, by the weighted average number of common shares and common stock equivalents outstanding during each year. Convertible securities that are deemed to be common stock equivalents are assumed to have been converted at the beginning of each year. The Company's common stock equivalents and convertible issues were anti-dilutive in fiscal years 1996, 1995 and 1994 and, therefore, were not included in the loss per share computations for these periods.


CASH FLOWS

         For purposes of the statements of cash flows, the Company considers cash on deposit in banks and investments with original maturities of three months or less to be cash equivalents.

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES
                                   (Continued)


FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash, notes receivable, due from former subsidiaries, notes payable and accruals approximate fair value. It is not practical to determine the fair value of amounts due to related parties, the maturity dates of which have been extended to 2033 (Note 5).

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION AND SALE OF SUBSIDIARIES

         The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At February 29, 1996, the Company had a deficit in working capital approximating $6,700,000, a capital deficit of $130,400,000 and amounts due to related parties (the "Notes" - see Note 5) of $124,389,000. Substantial interest expense will continue to accrue on the Notes which, in the absence of significant income from new operations, will produce continuing net losses and an increase in shareholders' deficit annually. The Company intends to seek new business opportunities although there can be no assurance that it will be successful in achieving this objective.

         On February 6, 1996, an involuntary UCC sale took place of the outstanding stock of the Company's wholly-owned subsidiary, Rucon Services Corp. ("Rucon"). Prior to the sale, Rucon owned, directly or indirectly, the outstanding stock of all of the Company's operating subsidiaries. The involuntary sale resulted from a default by the Company under the Notes (see
Note 5). As a result of the sale, the outstanding indebtedness under the Notes was reduced by $3,465,000 and the Company received $750,000, which was used to satisfy certain secured corporate obligations to related parties.

         In anticipation of the involuntary sale, the Company entered into an agreement (the "Forbearance Agreement") which offered the Company forbearances, benefits and opportunities as a condition of the sale (see Note 5). As a result of the sale, the Forbearance Agreement, among other things, entitled the Company to a 38-year extension in the maturity date of the Notes and a $2,000,000 noninterest-bearing note receivable over two years (which, after deduction of unamortized discount based on an imputed interest rate of 9%, amounts to $1,850,000) and excused the Company from certain obligations. The initial installment of $250,000 on this note received on February 6, 1996 was used to satisfy certain secured corporate obligations. The successful bidder at the sale was an entity controlled by related parties. At February 6, 1996, the Company's net investment in the operating subsidiaries was $8,574,000, resulting in a loss on disposal of $2,509,000 (see Note 13).

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2 - PROPERTY AND EQUIPMENT

         Property and equipment are summarized by major classifications as follows:

                                            February 29,       February 28,
                                               1996                1995
                                            ------------       ------------

         Furniture and fixtures               $ 31,000           $ 28,000
         Leasehold improvements                125,000            125,000
                                              --------           --------

                                               156,000            153,000
         Less: Accumulated
           depreciation and
           amortization                         84,000             63,000
                                              --------           --------

                                              $ 72,000           $ 90,000
                                              ========           ========



NOTE 3 - NOTES PAYABLE

         Notes payable consisted of the following:

                                              February 29,       February 28,
                                                  1996               1995
                                              ------------       ------------

         Note payable (a)                      $  137,000         $  137,000

         Notes payable - officer -
           director (b)                              --            1,039,000

         Note payable - related
           parties (b)                               --            1,557,000

         Notes payable - related
           parties (b)                               --              145,000
                                               ----------         ----------

                                               $  137,000         $2,878,000
                                               ==========         ==========



- ---------------
    (a) This note was issued in partial settlement of a lawsuit. The debt is now due and payable and the creditor has commenced an execution proceeding against the Company to enforce its right for payment.

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
         =============================================================
NOTE 3 - NOTES PAYABLE (continued)

- -------

         (b) The notes to an officer and to related parties (including accrued interest), originally due December 31, 1991, were repaid in full during the year ended February 29, 1996 resulting in a gain on extinguishment of $226,000.

NOTE 4 - LONG-TERM OBLIGATIONS

                  The following is a summary of long-term obligations:

                                                February 29,            February 28,
                                                   1996                     1995
                                                ------------            ------------
    Notes payable - noninterest-
         bearing notes maturing in
         1997 (a)                               $    549,000            $  1,049,000
    Amount due - officer - director (b)                    -                 423,000
    Amount due officer - director                      9,000                   9,000
    Note payable, including interest
         at prime plus 1.75% (c)                      66,000                 120,000
    Note payable - zero coupon note
         maturing in 1995, interest
         imputed at 14%                              250,000                 250,000
    Note payable                                           -                 117,000
                                                ------------            ------------

                                                     874,000               1,968,000
    Less: Current portion                            299,000                 722,000
                                                ------------            ------------

                                                $    575,000            $  1,246,000
                                                ============            ============

- ----------------

         (a) These notes ($500,000 of which was paid from the sale of the Company's subsidiaries in February 1996 - see Note 1) were issued in exchange for current liabilities arising from services rendered by related parties in prior years.

         (b) Amounts due officer/director repaid in full during the year ended February 29, 1996 resulting in a gain on extinguishment of $72,000.

         (c) The sole trustee of the creditor is an officer and director of the Company. Interest is based on an institution's prime rate which was 8.25% at February 28, 1996.

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
         =============================================================

NOTE 4 - LONG-TERM OBLIGATIONS (continued)

                  The aggregate long-term obligations, maturing during each of the years subsequent to February 29, 1996, are as follows: 1997 - $299,000 and 1998 - $575,000.

NOTE 5 - AMOUNTS DUE TO RELATED PARTIES

                  At February 29, 1996, the Company was indebted to a director and entities controlled by a successor of a deceased director for notes in the aggregate amount of $124,389,000, including accrued interest (this amount having been reduced by $3,465,000 as part of the proceeds from the UCC sale of Arlen's operating subsidiaries as discussed in Note 1). Pursuant to the Forbearance Agreement (Note 1), the Company received $750,000, which was used to satisfy certain secured corporate obligations to related parties and a $2,000,000 noninterest-bearing promissory note (the "$2 Million Note") (which note is payable in quarterly installments over a two-year period commencing on February 6, 1996 which, after deduction of unamortized discount based on an imputed interest rate of 9%, amounts to $1,850,000). The Company also became entitled to certain other forbearances, benefits and opportunities under the Forbearance Agreement. Thus, as provided in the Forbearance Agreement, (a) the acceleration of the notes has been withdrawn and the maturity date of the notes has been extended to December 28, 2033 (during which time interest will accrue at the rate of 8% per annum), (b) no payments will be required under the notes except quarterly in an amount equal to 50% of the Company's net income (as defined in the Forbearance Agreement) and (c) the notes will hereafter be subject to default only for nonpayment of principal or interest when due or certain bankruptcy-related events. As provided in the Forbearance Agreement, the Company, at the request of the holders of the notes, may be required to collateralize the notes (which are currently unsecured) by a pledge to such holders of any or all notes or bonds which the Company may acquire prior to July 5, 1997; such notes or bonds may include the $2 Million Note.

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
         =============================================================

NOTE 6 - OTHER ASSETS

                  Other assets include amounts due from former subsidiaries (disposed of in February 1996 - see Note 1) and the amount paid for the acquisition on February 12, 1996 of certain nonnegotiable promissory notes (the "Mortgage Notes") having a face amount of $125 million and an outstanding indebtedness as of December 28, 1995 of approximately $144 million. The Mortgage Notes are secured by a parcel of land on White Plains Road, Bronx, New York. Approximately $124 million of the currently outstanding indebtedness under the Mortgage Notes (plus interest accruing at the rate of 6.19% per annum) has been personally assumed by the related parties referred to in Note 5. No payments of either principal or interest are required under the Mortgage Notes until their maturity date, which is December 28, 2034.

NOTE 7 - CAPITAL STOCK AND OPTIONS

                  (a) The Company may call the 4% cumulative preferred stock at $10.50 per share plus dividends in arrears. Cumulative dividends in arrears at February 29, 1996 aggregate approximately $1,398,000 ($7.02 per share).

                  (b) The Class B shares are voting shares and are callable at par, provided the subordinated notes are not in default. Class B shareholders have similar rights to cash dividends as common shareholders, except that the amount of cash dividends per share that may be paid on the Class B shares cannot, in the aggregate, exceed $.0021875 multiplied by the number of months from March 1, 1971 to the end of the month preceding the dividend record date. As of February 29, 1996, no dividends have been declared on the common stock.

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
         =============================================================

NOTE 7 - CAPITAL STOCK AND OPTIONS (continued)

                  (c) The following comprises the number of shares that have been reserved for issuance at February 29, 1996:

      Security description                     Shares reserved
      --------------------                     ---------------

      Stock option plans (i)                       500,000
      Performance bonus plan (ii)                  100,000
      Stock warrants issued to officer -
         directors (iii)                         1,299,000
      Convertible debentures (iv)                   10,793
      Retirement plan (v)                          300,000
      Other (vi)                                    58,646
                                                 ---------
                                                 2,268,439
                                                 =========

         (i) Stock options to purchase common stock. These options are currently exercisable at $0.02 per share.

         (ii) Common stock available for performance bonus plan. No outstanding grants.

         (iii) Stock warrants to purchase common stock. These warrants are all exercisable at an exercise price of one dollar per share.

         (iv) Zero coupon debentures which are convertible into common stock. These debentures are currently exercisable at $1.125 per share.

         (v) Common stock reserved for issuance to the retirement trust in lieu of cash contributions.

         (vi) Common stock reserved for exchange of the stock of other entities acquired by the Company.

                  No stock options or warrants were exercised, cancelled or issued during the three years ended February 29, 1996.

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

             =======================================================

NOTE 8 - INCOME TAXES

                  The Company files a consolidated Federal tax return with its subsidiaries.

                  In addition, the Company has consolidated Federal net operating loss carryforwards (NOLs) of approximately $117,600,000 available at February 29, 1996. The tax NOL carryforwards expire as follows:

                      Year ended
                  February 28 or 29,                Amount
                  ------------------             --------------
                       1997                      $    7,700,000
                       2001                           8,500,000
                       2002                           7,000,000
                       2003                           7,400,000
                       2004                          16,300,000

                       2005                          13,500,000
                       2006                          13,400,000
                       2007                          12,600,000
                       2008                           9,000,000
                       2009                           7,000,000

                       2010                           6,200,000
                       2011                           9,000,000
                                                 --------------
                                                 $  117,600,000
                                                 ==============

                  The tax benefits of these NOLs and temporary differences (not material) have been offset by a valuation allowance of an equal amount due to the uncertainty of their realization.

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
         =============================================================

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         (a)      Employment and Consulting Agreements

                  The Company has employment and consulting agreements with two officers through February 2001 which provide for minimum aggregate annual payments of approximately $600,000. The employment agreements provide that, in the event of a change in control (as defined) of the Company, the employee may terminate his employment and receive a lump-sum payment equal to 2.99 times his "base amount" as defined.

         (b)      Rental Facilities

                  The Company's executive office space is leased from a related party for an approximate annual rental of $34,000 through February 1998.

NOTE 10 - PENSION PLAN

                  Arlen is the sponsor of a defined benefit pension plan (the "Plan") which was frozen in 1981. The actuarial valuation of the Plan as of March 1, 1991 (the latest Plan valuation) indicates the unfunded actuarial accrued liability was approximately $850,000.

                  In July 1995, the Company received from the District Director of the United States Internal Revenue Service (the "IRS") an examination report with respect to the defined benefit pension plan (the "Plan"). In such report, the IRS asserted that a payment of $6,726,613 is required in order to cure the Plan's accumulated funding deficiency for prior years and pay excise taxes and penalties arising therefrom. Based upon discussions with the IRS following receipt of the examination report, the Company believes that it will be able to obtain a waiver of a substantial portion of the taxes and penalties claimed to be due and to settle the remaining deficiency, through installment payments over a number of years, for an aggregate amount approximating the $850,000 provision already reflected in the Company's balance sheet (included in accruals - expenses, fees and other). Accordingly, management believes that it has adequately provided for this liability.

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
         =============================================================

NOTE 11 - ACCRUALS - EXPENSES, FEES AND OTHER

                  Included in accruals is indebtedness which may be owed to a third party (inclusive of interest) for approximately $4,335,000 and $3,960,000 at February 29, 1996 and February 28, 1995, respectively. This outstanding balance bears interest at 10% per annum. Interest charged on the outstanding balance for the years ended February 29, 1996, February 28, 1995 and 1994 amounted to approximately $375,000, $340,000 and $310,000, respectively.

NOTE 12 - OTHER INCOME

                  Included in other income for the year ended February 29, 1996 are reversals of various provisions aggregating $1,787,000 that management believes will not be payable and therefore are no longer required to be reserved. Such amounts relate to accruals for state income taxes and other matters that had been provided for in previous years.

NOTE 13 - DISCONTINUED OPERATIONS

                  Income from discontinued operations for Rucon and subsidiaries is presented below. Rucon's subsidiaries operated in two industry segments: interior construction and automotive parts and accessories.

                  These businesses have been presented as discontinued operations and the Arlen balance sheet at February 28, 1995 and statements of operations through date of disposition have been restated to conform with this presentation. At February 6, 1996 the operating subsidiaries were sold for $6,065,000 (see Note 1) and the net assets of the operating subsidiaries approximated $8,574,000 (reduced from the February 28, 1995 amount of $11,706,000 primarily due to dividends received by the Company in January 1996 of $3,000,000). This resulted in a loss on disposal of the operating subsidiaries of $2,509,000. Financial results of the businesses included as discontinued operations are as follows:

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
         =============================================================

NOTE 13 - DISCONTINUED OPERATIONS (continued)

                  Operating Data:




                                   For the                        For the year ended
                                 period ended                         February 28,
                                 February 6,             -----------------------------------
                                     1996                     1995                1994
                                 -------------           ---------------     ---------------

Sales                            $  51,087,000           $    50,099,000     $    40,840,000

Cost of sales                       33,654,000                30,141,000          25,410,000
                                 -------------           ---------------     ---------------

         Gross profit               17,433,000                19,958,000          15,430,000

Selling, general and
   administrative
   expenses                        (14,117,000)              (14,371,000)        (11,532,000)

Interest expense                      (486,000)                 (325,000)           (355,000)

Other income, net                       36,000                    17,000                   -

                                 -------------           ---------------     ---------------
Net income                       $   2,866,000           $     5,279,000     $     3,543,000
                                 =============           ===============     ===============

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
           ==========================================================

NOTE 13 - DISCONTINUED OPERATIONS (continued)

                  Balance Sheet Data:

                           ASSETS                           February  28,
                           ------                               1995
                                                            -------------
Cash                                                        $   1,094,000

Certificates of deposit                                           222,000

Accounts receivable, net                                       11,109,000

Inventories                                                     4,731,000

Due from parent                                                   795,000

Other current assets                                              529,000
                                                            -------------

         Current assets                                        18,480,000

Property and equipment, net                                       813,000

Other assets                                                      703,000
                                                            -------------

         Total assets                                          19,996,000
                                                            -------------

                        LIABILITIES
                        -----------
Notes payable to related parties                                3,403,000

Accrued interest payable                                           10,000

Accounts payable                                                2,344,000

Accruals:

   State income taxes                                             191,000

   Expenses, fees and other                                     2,342,000
                                                            -------------
         Total liabilities                                      8,290,000
                                                            -------------
Net assets                                                  $  11,706,000
                                                            =============

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Concluded)
               ==================================================


NOTE 14 - STATEMENTS OF CASH FLOWS

         Supplemental disclosure of cash flow information:

                                                      Year ended
                                     ----------------------------------------------
                                     February 29,     February 28,     February 28,
                                        1996             1995              1994
                                     ------------     ------------     ------------
 Cash paid for:
   Interest                          $587,000         $349,000         $342,000
                                     ============     ============     ============

            Supplemental disclosure of noncash financing activities:

                  Proceeds from the sale of the Company's operating subsidiaries included receipt of a note receivable of $1,850,000 (face amount $2,000,000) and a reduction in indebtedness to related parties of $3,465,000.

                                EXHIBIT INDEX



Exhibit  No.                                 Description


  21.1                            List of Significant Subsidiaries of the
                                  Arlen Corporation


  27.1                            Financial Data Schedule