Form 10-Q
period 1996-05-31
ARLEN CORP
filed 1996-07-22
CIK 7346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1996

                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number 1-6675

                              THE ARLEN CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                   13-2668657
  ------------------------                  ------------------------------
State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

 505 Eighth Avenue, New York, New York                   10018
- ---------------------------------------             ---------------
Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (212) 736-8100

                                 Not Applicable
- --------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X       No  / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 Common Stock, $1 par value - 30,770,241 shares outstanding as of July 11, 1996

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                                      INDEX
================================================================================

                                                                           PAGE
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Consolidated balance sheets -- May 31, 1996 and 1995
              (unaudited)                                                     4

         Consolidated balance sheet --  February 29, 1996
              (unaudited)                                                     5

         Consolidated statements of operations -- Three
              months ended May 31, 1996 and 1995 (unaudited)                  6

         Consolidated statements of cash flows -- Three
              months ended May 31, 1996 and 1995 (unaudited)                7-8

         Notes to consolidated financial statements                        9-10

 Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   11-12

PART II. OTHER INFORMATION                                                   13

SIGNATURES                                                                   14

                         PART I - FINANCIAL INFORMATION

                                     Item 1
                              Financial Statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 ($000s Omitted)
                                   (UNAUDITED)
- ---------------------------------------------------------------------------------------------------------------
                                                                                            May 31,
                        ASSETS                                                     1996                 1995
                                                                                   ----                 ----
CURRENT ASSETS:
         Cash and cash equivalents                                               $      53            $     117
         Note receivable - current portion,
             net of unamortized discount of $95                                        911                    -
         Current assets of discontinued operations                                       -               20,148
                                                                                 ---------            ---------

                 TOTAL CURRENT ASSETS                                                  964               20,265

PROPERTY AND EQUIPMENT, net                                                             66                   84
OTHER ASSETS, including amounts due from
     former subsidiaries (Note 3)                                                      469                  698
NOTE RECEIVABLE, less current portion, net of
     unamortized discount of $19                                                       484                    -
OTHER ASSETS OF DISCONTINUED OPERATIONS (Note 2)                                         -                1,966
                                                                                 ---------            ---------

                 TOTAL ASSETS                                                       $1,983              $23,013
                                                                                 =========             ========

            LIABILITIES AND CAPITAL DEFICIT
CURRENT LIABILITIES:

         Notes payable (including $2,878 due to related
             parties in 1995)                                                    $     137            $   2,878
         Accrued interest payable (including $3 and $687 due to
             related parties in 1996 and 1995)                                         186                  838
         Accrued state income taxes                                                      -                  946
         Accrued expenses, fees and other (Note 4)                                   7,078                7,773
         Current portion of long-term obligations
             due to related parties                                                    299                  655
         Current liabilities of discontinued operations                                  -               10,646
                                                                                 ---------            ---------

                 TOTAL CURRENT LIABILITIES                                           7,700               23,736

LONG-TERM OBLIGATIONS DUE TO RELATED PARTIES                                           554                1,235

LONG-TERM OBLIGATIONS FROM DISCONTINUED OPERATIONS (NOTE 2)                              -                  251

AMOUNTS DUE TO RELATED PARTIES                                                     126,898              120,748
                                                                                 ---------            ---------

                 TOTAL LIABILITIES                                                 135,152              145,970

COMMITMENTS AND CONTINGENCIES (Note 4)

CAPITAL DEFICIT                                                                   (133,169)            (122,957)
                                                                                 ---------            ---------

                 TOTAL LIABILITIES AND CAPITAL DEFICIT                              $1,983              $23,013
                                                                                 =========             ========

                 See notes to consolidated financial statments.

                    THE ARLEN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                              February 29, 1996
                               ($000s Omitted)
                                 (UNAUDITED)
- --------------------------------------------------------------------------------

                        ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                               $     10
         Note receivable - current portion,
             net of unamortized discount of $117                                      883
                                                                                 ---------

                 TOTAL CURRENT ASSETS                                                 893

PROPERTY AND EQUIPMENT, net                                                            72
OTHER ASSETS, including amounts due from
     former subsidiaries (Note 3)                                                     469
NOTE RECEIVABLE, less current portion, net of
     unamortized discount of $33                                                      717
                                                                                 ---------

                 TOTAL ASSETS                                                    $  2,151
                                                                                 =========

            LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
         Notes payable                                                           $    137
         Accrued interest payable (including $4 due to related parties)               179
         Accrued expenses, fees and other (Note 4)                                  7,019
         Current portion of long-term obligations
             due to related parties                                                   299
                                                                                 ---------

                 TOTAL CURRENT LIABILITIES                                          7,634

LONG-TERM OBLIGATIONS DUE TO RELATED PARTIES                                          575

AMOUNTS DUE TO RELATED PARTIES                                                    124,389
                                                                                 ---------

                 TOTAL LIABILITIES                                                132,598

COMMITMENTS AND CONTINGENCIES (Note 4)

CAPITAL DEFICIT                                                                  (130,447)
                                                                                 ---------

                 TOTAL LIABILITIES AND CAPITAL DEFICIT                             $2,151
                                                                                 =========

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 ($000s Omitted)
                                   (UNAUDITED)
- --------------------------------------------------------------------------------


                                                                        Three months ended
                                                                              May 31,
                                                                         1996          1995
                                                                         ----          ----
GENERAL & ADMINISTRATIVE
     EXPENSES                                                             (280)         (260)

OTHER (EXPENSES) INCOME:
         Interest expense, net (including amounts
             due to related parties of $2,509 in
             1996 and $2,449 in 1995)                                   (2,586)       (2,550)
         Other income, net                                                 144           595
                                                                      ---------    ----------

             Loss from continuing operations
             before discontinued operations                             (2,722)       (2,215)

DISCONTINUED OPERATIONS:
         Income from discontinued operations (Note 2)                        -           749
                                                                      ---------    ----------

             Net loss                                                  ($2,722)      ($1,466)
                                                                      =========    ==========


LOSS PER COMMON SHARE FROM
     CONTINUED OPERATIONS                                               ($0.08)       ($0.08)

INCOME PER COMMON SHARE FROM
     DISCONTINUED OPERATIONS (Note 2)                                        -          0.03
                                                                      ---------    ----------

LOSS PER COMMON SHARE                                                   ($0.08)       ($0.05)
                                                                      =========    ==========

                 See notes to consolidated financial statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 ($000s Omitted)
                                   (UNAUDITED)
- --------------------------------------------------------------------------------

                                                                                  Three months ended
                                                                                          May 31,
                                                                                   1996        1995
                                                                                   ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                    ($2,722)     ($1,466)
                                                                                ---------    ---------

     Adjustments to reconcile net loss to cash
     provided by operating activities:
         Depreciation and amortization                                                 6          130
         Amortization on note discount                                               (36)
         Provisions for losses on accounts
             receivable                                                                -         (198)
         Increase in amounts due related parties
             in exchange for interest                                              2,509        2,324
         Changes in assets and liabilities
             (Increase) decrease in assets:

                 Accounts receivable                                                   -         (886)
                 Inventories                                                           -          367
                 Other current assets                                                  -         (141)
                 Other assets                                                          -            4
             Increase (decrease) in liabilities:

                 Accounts payable                                                      -          (94)
                 Accrued interest payable                                              7          116
                 Accrued state income taxes                                            -           90
                 Accrued other liabilities                                            59          188
                                                                                ---------    ---------

                 Total adjustments                                                 2,545        1,900
                                                                                ---------    ---------

                 Net cash (used) provided by operating activities                   (177)         434
                                                                                ---------    ---------


                 See notes to consolidated financial statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                ($000's Omitted)
                                   (UNAUDITED)
                                   (Continued)
- --------------------------------------------------------------------------------

                                                                       Three months ended
                                                                               May 31,
                                                                          1996        1995
                                                                          ----        ----
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in certificates of deposit                                    -           (4)
     Investment in capital assets                                             -          (75)
     Acquisition of new automotive aftermarket
         business, net of cash acquired                                       -          (54)
                                                                        --------    ---------

                 Net cash used in investing activities                        -         (133)
                                                                        --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds on notes receivable                                           241            -
     Payments on revolving credit line                                        -       (8,821)
     Proceeds from revolving credit line                                      -        9,702
     Principal payments on short-term borrowings                              -         (192)
     Principal payments on long-term borrowings                             (21)        (121)
                                                                        --------    ---------

                 Net cash provided by financing activities                  220          568
                                                                        --------    ---------

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                                         43          869

CASH AND CASH EQUIVALENTS, at
     February 29, 1996 and 1995                                              10        1,192

LESS CASH INCLUDED IN CURRENT ASSETS
     OF DISCONTINUED OPERATIONS                                               -       (1,944)
                                                                        --------    ---------

CASH AND CASH EQUIVALENTS, at
     May 31, 1996 and 1995                                              $    53     $    117
                                                                        ========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the three months ended
         May 31, 1996 and 1995 for interest                             $     4     $    110
                                                                        =======    =========



                 See notes to consolidated financial statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (May 31, 1996)
================================================================================

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of The Arlen Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1997. For further information, reference is made to the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996.

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

         The accompanying unaudited consolidated financial statements of the Company have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At May 31, 1996, the Company had a working capital deficiency of $6,736,000 and a capital deficit of $133,169,000. Currently, the Company has no operations (see Note 2) but intends to seek new business opportunities, though there can be no assurance that it will be successful in achieving this objective.


NOTE 2 - DISCONTINUED OPERATIONS

         The operations of the Company's former operating subsidiaries, which ceased to be owned by the Company on February 6, 1996, have been reclassified as discontinued operations.

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                                 (May 31, 1996)
================================================================================

NOTE 3 - OTHER ASSETS

         Other assets include amounts due from former subsidiaries (see Note 2) and certain non-negotiable promissory notes (the "Mortgage Notes") assumed by related parties. Due to the uncertainty of the timing of the collection of interest on the Mortgage Notes, for financial statement purposes the Company will record interest income from the Mortgage Notes when received.


NOTE 4 - COMMITMENTS AND CONTINGENCIES

          The Company is the sponsor of a defined benefit pension plan (the "Plan") which was frozen in 1981. The actuarial valuation of the Plan as of March 1, 1991 (the latest Plan valuation) indicates the unfunded actuarial accrued liability was approximately $850,000.

         In July 1995, the Company received from the District Director of the United States Internal Revenue Service (the "IRS") an examination report with respect to the Plan. In such report, the IRS asserted that a payment of $6,726,613 is required in order to cure the Plan's accumulated funding deficiency for prior years and pay excise taxes and penalties arising therefrom. Based upon discussions with the IRS following receipt of the examination report, the Company believes that it will be able to obtain a waiver of a substantial portion of the taxes and penalties claimed to be due and to settle the remaining deficiency, through installment payments over a number of years, for an aggregate amount approximating the $850,000 provision already reflected in the Company's balance sheet (included in accrued expenses, fees and other). Accordingly, management believes that it has adequately provided for this liability.

NOTE 5 - LOSS PER COMMON SHARE

          Loss per common share is computed by dividing the net loss, after giving effect to dividends on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. Convertible securities that are deemed to be common share equivalents are assumed to have been converted at the beginning of each period. The Company's common share equivalents and convertible issues were anti-dilutive at May 31, 1996 and 1995 and, therefore, were not included in the loss per share computations for these periods. The weighted average number of shares used to compute per share amounts was 32,690,000 for the three-month period ended
May 31, 1996 and 31,690,000 for the three-month period ended May 31, 1995, inclusive of Class B shares.

                                     Item 2
    Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL POSITION AND RESULTS OF OPERATIONS

                                 (May 31, 1996)
================================================================================

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 1 of Part I of this Report:

LIQUIDITY AND CAPITAL RESOURCES

         Prior to the disposition of the Company's former subsidiaries on February 6, 1996, the ability of the Company to continue as a going concern was threatened by the liquidity crises facing the Company from an unsatisfied judgment, additional pending litigation and the rapidly-approaching July 31, 1997 maturity date of the amounts due to related parties (the "Arlen Notes"). These near-term threats to the Company's continued existence have been virtually eliminated through the discharge of the unsatisfied judgment, the termination of the pending litigation and the extension of the maturity date of the Arlen Notes to December 28, 2033. Moreover, the cash flow which the Company expects to receive from the note receivable (the "Note Receivable") reflected on the Company's balance sheet at May 31, 1996 included in Item 1 of Part I of this Report should enable the Company to meet its anticipated cash requirements through the current fiscal year and into fiscal 1998.

         Although the Company's balance sheet at May 31, 1996 continues to include the Arlen Notes as substantial liabilities (accounting for $126,898,000 of the Company's total liabilities of $135,152,000) and although the Arlen Notes will continue to accrue substantial interest expense which, in the absence of significant income from new operations, will produce continuing net losses and add to the increasing shareholders' deficit (such deficit at May 31, 1996 being $133,169,000), the extension to December 28, 2033 in the maturity date of the Arlen Notes and the virtual elimination of the default provisions relating thereto create the practical reality that the Arlen Notes should not pose a threat to the continued existence of the Company for many years.

         Assuming that the Company is able to (a) satisfy or settle an outstanding judgment for $172,000 (plus interest from 1988) which is the subject of pending execution proceedings and (b) settle or otherwise resolve the claim asserted by the IRS (see Note 4 of the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Report), management believes that the most serious threat to the Company's continued existence would be its inability to acquire new business operations or to otherwise generate cash flow prior to its receipt of the final payments due under the Note Receivable.

RESULTS OF OPERATIONS

           The Company's net loss for the first three months of its fiscal year ending February 28, 1997, representing an increase of 86% over the net loss for the comparable period of the prior fiscal year, reflects primarily the absence in the current quarter of any income from the Company's discontinued operations.

                           PART II - OTHER INFORMATION

                                 Not Applicable

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE ARLEN CORPORATION
                                          (Registrant)

                                       By:   /s/ Allan J. Marrus
                                          -------------------------------------
                                             Allan J. Marrus, President
Date: July 19, 1996

                                       By:   /s/ David S. Chaiken
                                          -------------------------------------
                                             David S. Chaiken, Treasurer
Date: July 19, 1996

                                EXHIBIT INDEX



Exhibit No.                              Description

    27                              Financial Data Schedule