Form 10-Q
period 1996-11-30
ARLEN CORP
filed 1997-01-21
CIK 7346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1996

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

 Common Stock, $1 par value - 30,770,307 shares outstanding as of January 6,
1997

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                                      INDEX
================================================================================

                                                                           PAGE
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Consolidated balance sheet -- November 30, 1996
              (unaudited)                                                     4

         Consolidated balance sheet -- February 29, 1996
              (unaudited)                                                     5

         Consolidated statements of operations -- Nine and
              three months ended November 30, 1996 and 1995 (unaudited)       6

         Consolidated statements of cash flows -- Nine
              months ended November 30, 1996 and 1995 (unaudited)           7-8

         Notes to consolidated financial statements                        9-10

 Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   11-12

PART II. OTHER INFORMATION                                                   13

SIGNATURES                                                                   14



                         PART I - FINANCIAL INFORMATION

                                     Item 1
                              Financial Statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               November 30, 1996
                                 ($000s Omitted)
                                   (UNAUDITED)
---------------------------------------------------------------------------------------------------------------

                        ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                               $      12
         Note receivable,
             net of unamortized discount of $52                                        984
                                                                                 ---------

                 TOTAL CURRENT ASSETS                                                  996

PROPERTY AND EQUIPMENT, net                                                             56
OTHER ASSETS, including amounts due from
     former subsidiaries (Note 3)                                                      465
                                                                                 ---------

                 TOTAL ASSETS                                                       $1,517
                                                                                 =========

            LIABILITIES AND CAPITAL DEFICIT
CURRENT LIABILITIES:

         Notes payable                                                           $     137
         Accrued interest payable                                                      200
         Accrued expenses, fees and other (Note 4)                                   7,298
         Current portion of long-term obligations (including $33
             due to related parties)                                                   283
                                                                                 ---------

                 TOTAL CURRENT LIABILITIES                                           7,918

LONG-TERM OBLIGATIONS DUE TO RELATED PARTIES                                           549


AMOUNTS DUE TO RELATED PARTIES                                                     130,877
                                                                                 ---------

                 TOTAL LIABILITIES                                                 139,344

COMMITMENTS AND CONTINGENCIES (Note 4)

CAPITAL DEFICIT                                                                   (137,827)
                                                                                 ---------

                 TOTAL LIABILITIES AND CAPITAL DEFICIT                              $1,517
                                                                                 =========

                 See notes to consolidated financial statements.

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
                                                                                 =========

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 ($000s Omitted)
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                                   Nine months ended       Three months ended
                                                                      November 30,             November 30,
                                                                    1996        1995       1996         1995
                                                                    ----        ----       ----         ----
GENERAL & ADMINISTRATIVE
     EXPENSES                                                   $ (1,039)   $    (810)    $  (459)     $  (271)

OTHER (EXPENSES) INCOME:
         Interest expense, net (including related
             party interest of $6,397 and
             $2,125 in 1996 and $7,348 and $2,450
             in 1995)                                             (6,731)      (7,649)     (2,236)      (2,548)
         Other income, net                                           390            -         247            -
                                                                --------     --------    --------     ---------

             Loss from continuing operations
             before discontinued operations                       (7,380)      (8,459)     (2,448)      (2,819)

DISCONTINUED OPERATIONS:
         Income from discontinued operations (Note 2)                  -        2,990            -         221
                                                                 --------     --------    --------     --------

             Net loss                                            $(7,380)     $(5,469)    $(2,448)     $(2,598)
                                                                 ========     ========    ========     ========


LOSS PER COMMON SHARE FROM
     CONTINUED OPERATIONS                                        $ (0.23)     $ (0.27)    $ (0.07)     $ (0.09)

INCOME PER COMMON SHARE FROM
     DISCONTINUED OPERATIONS (Note 2)                                  -         0.09          -          0.01
                                                                 --------     --------    --------    ---------

LOSS PER COMMON SHARE                                            $ (0.23)     $ (0.18)    $ (0.07)     $ (0.08)
                                                                 ========     ========    ========    =========

                 See notes to consolidated financial statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 ($000s Omitted)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                   Nine months ended
                                                                                      November 30,
                                                                                   1996        1995
                                                                                   ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                    ($7,380)     ($5,469)
                                                                                ---------    ---------

     Adjustments to reconcile net loss to cash
     provided by operating activities:
         Depreciation and amortization                                                 16          456
         Amortization on note discount                                                (98)           -
         Provisions for losses on accounts
             receivable                                                                -          (470)
         Increase in amounts due related
             parties                                                                7,575        7,102
         Changes in assets and liabilities
             (Increase) decrease in assets:

                 Accounts receivable                                                   -         1,406
                 Inventories                                                           -          (640)
                 Other current assets                                                  -            61
                 Other assets                                                           4       (1,070)
             Increase (decrease) in liabilities:

                 Accounts payable                                                      -        (1,499)
                 Accrued interest payable                                              21          228
                 Accrued state income taxes                                            -           (93)
                 Accrued other liabilities                                            279          639
                                                                                ---------    ---------

                 Total adjustments                                                  7,797        6,120
                                                                                ---------    ---------

                 Net cash provided by operating activities                            417          651
                                                                                ---------    ---------


                 See notes to consolidated financial statements

                    THE ARLEN CORPORATION AND SUBSIDIARIES
                           STATEMENTS OF CASH FLOWS
                               ($000s Omitted)
                                 (UNAUDITED)
                                 (Continued)
--------------------------------------------------------------------------------

                                                                          Nine months ended
                                                                             November 30,
                                                                          1996        1995
                                                                          ----        ----
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in certificates of deposit                                    -         (561)
     Investment in capital assets                                             -         (298)
     Acquisition of new automotive aftermarket
         business, net of cash acquired                                       -          (54)
                                                                        --------    ---------

                 Net cash used in investing activities                        -         (913)
                                                                        --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds on notes receivable                                           714            -
     Payments on revolving credit line                                        -      (13,424)
     Proceeds from revolving credit line                                      -       13,982
     Payments on amounts due to related parties                          (1,087)           -
     Principal payments on short-term borrowings                              -         (622)
     Principal payments on long-term borrowings                             (42)        (362)
                                                                        --------    ---------

                 Net cash provided by financing activities                 (415)        (426)
                                                                        --------    ---------

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                                          2         (688)

CASH AND CASH EQUIVALENTS, at
     February 29, 1996 and 1995                                              10        1,192
                                                                        --------    ---------

CASH AND CASH EQUIVALENTS, at
 November 30, 1996 and 1995                                            $     12     $    504
                                                                        ========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the nine months ended
      November 30, 1996 and 1995 for interest                           $ 1,092     $    372
                                                                        =======    =========



                 See notes to consolidated financial statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (November 30, 1996)
================================================================================

NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of The Arlen Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1997. For further information, reference is made to the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996.

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

        The accompanying unaudited consolidated financial statements of the Company have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At November 30, 1996, the Company had a working capital deficiency of $6,922,000 and a capital deficit of $137,827,000. Currently, the Company has no operations (see Note 2) but intends to seek new business opportunities, though there can be no assurance that it will be successful in achieving this objective.


NOTE 2 - DISCONTINUED OPERATIONS

         The operations of the Company's former operating subsidiaries, which ceased to be owned by the Company on February 6, 1996, have been reclassified as discontinued operations.

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                              (November 30, 1996)
================================================================================

NOTE 3 - OTHER ASSETS

         Other assets include amounts due from former subsidiaries (see Note 2) and certain non-negotiable promissory notes (the "Mortgage Notes") assumed by related parties. Due to the uncertainty of the timing of the collection of interest on the Mortgage Notes, for financial statement purposes the Company records interest income from the Mortgage Notes when received.


NOTE 4 - COMMITMENTS AND CONTINGENCIES

          The Company is the sponsor of a defined benefit pension plan (the "Plan") which was frozen in 1981. The actuarial valuation of the Plan as of March 1, 1991 (the latest Plan valuation) indicated that the unfunded actuarial accrued liability was approximately $850,000.


         In November 1996, the United States Internal Revenue Service (the "IRS") granted the Company's request for a waiver of the minimum funding standard for the plan year ended February 29, 1996, conditioned upon (1) eight quarterly payments by the Company to the Plan of $33,000 each beginning with the calendar quarter ended December 31, 1996 (the first payment of which has been made) and (2) a credit balance equal to the unamortized balance of the waiver (estimated to be approximately $175,000) being maintained in the Plan's funding standard account for each plan year commencing on or after March 1, 1997.

         After giving effect to the waiver granted by the IRS, management believes that it has adequately provided in the Company's balance sheet (in accrued expenses, fees and other) for the Plan's unfunded accrued liability.


NOTE 5 - LOSS PER COMMON SHARE

          Loss per common share is computed by dividing the net loss, after giving effect to dividends on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. Convertible securities that are deemed to be common share equivalents are assumed to have been converted at the beginning of each period. The Company's common share equivalents and convertible issues were anti-dilutive at November 30, 1996 and 1995 and, therefore, were not included in the loss per share computations for these periods. The weighted average number of shares used to compute per share amounts was 32,690,000 for the nine and three-month periods ended November 30, 1996 and 31,690,000 for the nine and three-month periods ended November 30, 1995, inclusive of Class B shares.

                                     Item 2
    Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL POSITION AND RESULTS OF OPERATIONS

                              (November 30, 1996)
================================================================================

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 1 of Part I of this Report:

LIQUIDITY AND CAPITAL RESOURCES

         Prior to the current fiscal year, the ability of the Company to continue as a going concern was threatened by the liquidity crises facing the Company from an unsatisfied judgment, additional pending litigation and the indebtedness due under certain promissory notes (the "Arlen Notes"). These near-term threats to the Company's continued existence have been virtually eliminated through the discharge of the unsatisfied judgment, the termination of the pending litigation and the extension of the maturity date of the Arlen Notes to December 28, 2033.

         Although the Company's balance sheet at November 30, 1996 continues to include the Arlen Notes as substantial liabilities (accounting for $130,877,000 of the Company's total liabilities of $139,344,000) and although the Arlen Notes will continue to accrue substantial interest expense, the extension to December 28, 2033 in the maturity date of the Arlen Notes and the virtual elimination of the default provisions relating thereto create the practical reality that the Arlen Notes should not pose a threat to the continued existence of the Company for many years.

         At the same time, the cash flow which the Company receives from the note receivable reflected on the Company's balance sheet at November 30, 1996 included in Item 1 of Part I of this Report is expected to enable the Company to meet its anticipated cash requirements through the current fiscal year and into fiscal 1998. Thereafter, the Company's continued existence will depend upon its ability to acquire new business operations or to otherwise generate cash flow.

RESULTS OF OPERATIONS

         The Company's net losses for the nine and three-month periods ended November 30, 1996, representing reductions of 34.9% and 5.7%, respectively, over the net losses for the comparable periods of the prior fiscal year, reflect primarily the absence in the current fiscal year of any income from the Company's discontinued operations. The 69.3% increase in general and administrative expenses for the three months ended November 30, 1996 from such expenses for the same period in the prior fiscal year is largely attributable to increased professional fees incurred in the current year.

                           PART II - OTHER INFORMATION

                                 Not Applicable

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE ARLEN CORPORATION
                                          (Registrant)

                                       By:   /s/ Allan J. Marrus
                                          -------------------------------------
                                             Allan J. Marrus, President
Date: January 17, 1997

                                       By:   /s/ David S. Chaiken
                                          -------------------------------------
                                             David S. Chaiken, Treasurer
Date: January 17, 1997

                                EXHIBIT INDEX



Exhibit No.                              Description

    27                              Financial Data Schedule