Form 10-K405
period 1997-02-28
ARLEN CORP
filed 1997-08-28
CIK 7346

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1997

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

                      Common Stock, par value $1 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    . No  X .
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of July 17, 1997, non-affiliates of the Registrant held shares of Common Stock, par value $1 per share (the only class of voting stock of the Registrant held by non-affiliates of the Registrant), having an aggregate market value estimated to be approximately $773,283.

There were 29,586,666 shares of Common Stock, par value $1 per share, outstanding at August 15, 1997.

                                     PART I

ITEM 1.    BUSINESS.

GENERAL

           Since the beginning of the fiscal year which ended February 28, 1997 ("Fiscal 1997"), The Arlen Corporation (the "Registrant"), following the February 1996 disposition of its former operating subsidiaries (as reported in the Registrant's Annual Report on Form 10-K for the fiscal year ended February 29, 1996 ("Fiscal 1996")), has generated income from a subsidiary which has received fees for participation in mortgage financing activities. Such fees, together with the proceeds of a $2 million promissory note (the "$2 Million Note", which is further described below in Item 13 of this Report) received in connection with the 1996 disposition of its subsidiaries, have enabled the Registrant to meet its ongoing expenses while seeking new business opportunities.

RECENT DEVELOPMENTS: ANNOUNCEMENT AND TERMINATION OF MERGER AGREEMENT WITH STARRETT CORPORATION

           On July 16, 1997, the Registrant announced that a newly-organized subsidiary had entered into an agreement providing for a merger which, if consummated, would have resulted in the Registrant having a substantial interest in Starrett Corporation, a New York-based real estate company, which would become a subsidiary of the Registrant. The transaction contemplated by the merger agreement was subject to numerous conditions, including due diligence and the obtaining of satisfactory financing. On August 15, 1997, the Registrant reported that such agreement had been terminated. Although the Registrant's management is disappointed that the proposed transaction will not be consummated, it intends to continue to pursue new business opportunities.

CURRENT FINANCIAL CONDITION

           As described above in this Item 1 under "General", the cash flow which the Registrant receives from the $2 Million Note and the fee income generated from its subsidiary's participation in mortgage financing activities have enabled it to meet its current cash requirements and are believed to be adequate to enable the Registrant to avoid any serious cash flow shortages in the near term.

           As indicated above under "Recent Developments: Announcement and Termination of Merger Agreement with Starrett Corporation", the Registrant has been actively seeking new business opportunities and will continue to do so, though there can be no assurance that the Registrant will be successful in achieving this objective.

           Although the Registrant's balance sheet at February 28, 1997 continues to include the Arlen Notes (which are described below in Item 13 of this Report) as substantial liabilities (accounting for $133,143,000 of the Registrant's total liabilities of $141,335,000) and although the Arlen Notes will continue to accrue substantial interest expense which, in the absence of significant income from new operations, will produce continuing net losses and an increasing shareholders' deficit annually (such deficit at February 28, 1997 being $140,212,000), the extension to December 28, 2033 in the maturity date of the Arlen Notes (see Item 13 of this Report) and the virtual elimination of the default provisions relating thereto create the practical reality that the Arlen Notes should not pose a threat to the continued existence of the Registrant for many years.

           Management believes that the most serious threat to the Registrant's continued existence would be its inability to acquire new business operations or to otherwise generate cash flow after its receipt of the final payments due under the $2 Million Note. In this regard, it should be noted that the Registrant's independent auditors, in their opinion on the Registrant's consolidated financial statements for the fiscal year ended February 28, 1997 which are included as part of Item 8 of this Report, have expressed substantial doubt about the Registrant's ability to continue as a going concern.

"SAFE HARBOR STATEMENT"

           Some or all of the statements in this Report that relate to future plans, expectations, events, performances and the like are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results of events could differ materially from those described in the forward looking statements due to a variety of factors, including those set forth in this Report and in other filings of the Registrant with the Securities and Exchange Commission.

EMPLOYEES

           The Registrant has five employees, none of whom are represented by labor unions having collective bargaining agreements with the Registrant.

ITEM 2.    PROPERTIES.

           The Registrant's offices are located in 2,800 square feet of leased premises at 505 Eighth Avenue, New York, New York. The lease of such premises expires on February 28, 1998 and requires base rent payments of $34,000 annually. The building in which such premises are located is owned by a limited partnership in which an entity affiliated with Mr. Cohen is the general partner. Notwithstanding Mr. Cohen's interest in the building, the Registrant believes that the rent for its premises is at least as favorable to the Registrant as the rent which the Registrant would be required to pay if it were to lease comparable space at a fair market rent from an unaffiliated third party.

ITEM 3.    LEGAL PROCEEDINGS.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           Not Applicable.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

           (a) The table below shows the high and low sales prices for the Registrant's shares of Common Stock for each quarterly period during the past two fiscal years, as reported by the National Association of Securities Dealers' composite feed or other qualified interdealer quotation medium. Such table includes the high and low sales prices for such shares on the Philadelphia Stock Exchange for the period from March 1, 1996 through April 3, 1996, after which date the Registrant's Common Stock ceased to be listed or traded on such Exchange. The Registrant's Common Stock is currently traded over-the-counter (non-NASDAQ).

                  Fiscal 1997                    High            Low
                  -----------                    ----            ---
                  First Quarter                   $.0999       $  .01

                  Second Quarter                   .05            .001

                  Third Quarter                    .05            .005

                  Fourth Quarter                   .12            .01

                  Fiscal 1996                    High            Low
                  -----------                    ----            ---
                  First Quarter                 $ .180         $ .027

                  Second Quarter                  .090           .043

                  Third Quarter                   .242           .027

                  Fourth Quarter                  .609           .090



           (b) The number of holders of record of the Registrant's Common Stock at August 21, 1997 was 9,501.

           (c) The Registrant has not declared any dividends on its Common Stock during the past two years.

ITEM 6.    SELECTED FINANCIAL DATA.

           The following is a summary of selected financial data relating to the Registrant for each of the Registrant's five fiscal years ended February 28, 1997 (restated for each year to reflect the restatement of discontinued operations which occurred in February 1996):

                                                      Years Ended February 28 or 29,
                                                      ------------------------------
                                                              (000s omitted)

                                     1997           1996            1995           1994         1993
                                     ----           ----            ----           ----         ----
General and admini-
 strative expenses               ($   1,514)    ($    1,234)    ($   1,229)    ($   1,152)    ($ 1,389)
                                  =========      ==========      =========      =========      =======

Interest expense                 ($  10,189)    ($   10,166)    ($   9,447)    ($   8,739)    ($ 8,084)
                                  =========      ==========      =========      =========      =======

Interest income and fees from
 mortgage activities              $   1,938              --             --             --           --
                                  =========      ==========      =========      =========      =======

Other income, net                        --      $    1,789      $       1      $      10      $     2
                                  =========      ==========      =========      =========      =======

Loss from continuing
 operations                      ($   9,765)    ($    9,611)    ($  10,675)    ($   9,881)    ($ 9,471)
                                  =========      ==========      =========      =========      =======

Income from discontinued
 operations                       $      --      $    2,866      $   5,279      $   3,543      $ 2,109
                                  =========      ==========      =========      =========      =======

Loss on disposal of operating
 subsidiaries                     $      --     ($    2,509)            --             --           --
                                  =========      ==========      =========      =========      =======

Extraordinary item - gain
 on extinguishment
 of debt                          $      --      $      298             --             --           --
                                  =========      ==========      =========      =========      =======

Net loss                         ($   9,765)    ($    8,956)    ($   5,396)    ($   6,338)    ($ 7,362)
                                  =========      ==========      =========      =========      =======

Loss per common share from
 continuing operations           ($    0.31)    ($     0.30)    ($    0.34)    ($    0.31)    ($  0.29)
                                  =========      ==========      =========      =========      =======

Income per common share
 from discontinued operations            --      $     0.01      $    0.17      $    0.11      $  0.06
                                  =========      ==========      =========      =========      =======

Income per common share
 from extraordinary item                 --      $     0.01             --             --           --
                                  =========      ==========      =========      =========      =======

Net loss per
 common share                    ($    0.31)    ($     0.28)    ($    0.17)    ($    0.20)    ($  0.23)
                                  =========      ==========      =========      =========      =======

                            As at February 28 or 29,
                                 (000s omitted)

                                     1997                1996                1995                1994                1993
                                     ----                ----                ----                ----                ----

Total assets                       $   1,123           $   2,151           $  20,184           $  15,853           $  12,932
                                   =========           =========           =========           =========           =========

Long-term debt (including
 current portion)                  $ 133,972           $ 125,263           $ 120,349           $ 111,627           $ 104,052
                                   =========           =========           =========           =========           =========

Shareholders'
 deficit                           ($140,212)          ($130,447)          ($121,491)          ($116,095)          ($109,757)
                                   =========           =========           =========           =========           =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included as part of Item 8 of this Report:

LIQUIDITY AND CAPITAL RESOURCES

           Reference is made to the discussion above in Item 1 of this Report under "Current Financial Condition" for information regarding the Registrant's continuing liabilities and cash requirements, anticipated sources of future cash flow and potential future threats to its continued existence.

RESULTS OF OPERATIONS

           The Registrant's net loss for Fiscal 1997, resulting almost entirely from the interest accrual attributable to the Arlen Notes, represents an increase of 9% over the net loss for Fiscal 1996. Such increase in the loss reflects the fact that the income generated during Fiscal 1997 in the form of interest paid on the Mortgage Notes referred to below in Item 13 of this Report and fees from its subsidiary's participation in mortgage financing activities, as offset by an increase in general and administrative expenses, was substantially less than the income produced in Fiscal 1996 from discontinued operations, the elimination of certain accounting reserves and the extinguishment of debt, as offset by the loss on the disposition of the discontinued operations. Further comparisons with prior period results are believed to be meaningless in view of the February 1996 disposition of operating subsidiaries. The Registrant's Fiscal 1997 increase in general and administrative expenses from such expenses of the prior fiscal year is largely attributable to higher professional fees and the write-off of a receivable from a former subsidiary during the later period.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The consolidated financial statements and supplementary data of the Registrant appear in this Report on pages F-1 through F-19, which follow page 19 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           (A) IDENTIFICATION OF DIRECTORS:

                         Date of
           Name          Election             Age       Positions and Offices with Registrant
           ----          --------             ---       -------------------------------------

   Arthur G. Cohen       11/23/70             67       Chairman of the Board of Directors (Chief
                                                       Executive Officer) and Director

   Allan J. Marrus        4/14/82             53       President and Director

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

           (B)  IDENTIFICATION OF EXECUTIVE OFFICERS:

                         Date of
          Name           Election            Age         Positions and Offices with Registrant
          ----           --------            ---         -------------------------------------

   Arthur G. Cohen       11/23/70            67         Chairman of the Board of Directors (Chief
                                                        Executive Officer) and Director

   Allan J. Marrus        7/8/87             53         President and Director

   Stanley Garber         8/1/97             59         Treasurer

   Stephen B. Delman      8/1/97             55         Secretary

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

           (E) BUSINESS EXPERIENCE:

           Mr. Cohen has served as Chairman of the Board of the Registrant for more than the past five years; he is a director of Apparel America Inc. and Jayark Corporation. Mr. Marrus, an attorney and certified public accountant, has served as President of the Registrant for more than the past five years. Mr. Garber, a certified public accountant, has served for more than five years (and will continue to serve) as controller of various companies engaged in the real estate business, including entities in which Mr. Cohen and members of his family have an interest. Mr. Delman has been engaged in the private practice of law for more than five years and, since August 1995, has served (and continues to serve) as a director and the President and General Counsel of Aileen, Inc.; prior to August 1995, he was employed as Vice President-General Counsel and Secretary of Aileen, Inc.

           (F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

           None.

           (G) REPORTS UNDER SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF
1934:

           The Registrant believes that all such required reports have been filed.

ITEM 11.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

           The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Registrant's last three completed fiscal years to the Company's executive officers whose total annual salary and bonus for the fiscal year ended February 28, 1997 exceeded $100,000:




                                                                         Annual Compensation
                                                                                              Other Annual
             Name and                Fiscal                                                   Compensation
        Principal Position            Year                Salary ($)          Bonus ($)           ($)
---------------------------------  ---------------   -------------------   --------------- ------------------

Arthur G. Cohen, Chairman             1997                 $303,877                  --               --
  of the Board (Chief                 1996                 $289,406                  --               --
  Executive Officer)                  1995                 $275,625            $ 75,000               --

Allan J. Marrus, President            1997                 $303,877                  --               --
                                      1996                 $289,406                  --         $180,000(1)
                                      1995                 $133,875            $ 75,000         $252,000(1)

                                          Long Term Compensation
                                                 Awards                   Payouts
                                    ---------------------------------    ----------------
                                     Restricted
                                       Stock                                LTIP              All Other
             Name and                  Awards           Options            Payouts          Compensation
        Principal Position              ($)               (#)                ($)                ($)
---------------------------------   ------------------ --------------    ----------------    -----------

Arthur G. Cohen, Chairman                 --               --                  --                  --
  of the Board (Chief                     --               --                  --                  --
  Executive Officer)                      --               --                  --                  --

Allan J. Marrus, President                --               --                  --                  --
                                          --               --                  --                  --
                                          --               --                  --                  --


----------

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

           During Fiscal 1997, no stock options were granted to, or exercised by, any of the executive officers named above in the Summary Compensation Table. At the end of such fiscal year, the only such executive officer holding unexercised options to purchase shares of the Registrant's Common Stock was Allan J. Marrus, who holds currently exercisable options to purchase 500,000 shares of the Registrant's Common Stock at $.02 per share; such options were granted to Mr. Marrus during the fiscal year ended February 29, 1992 in exchange for the cancellation of the same number of exercisable options, having a weighted average exercise price of $.35 per share, then held by Mr. Marrus. Under the 1985 Plan, such options may be exercised for shares of the Registrant's Common Stock or, with the consent of the Stock Option Committee administering the 1985 Plan, may be exercised as stock appreciation rights entitling Mr. Marrus to exchange his options for cash in an amount equal to the difference between the fair market value (at the time of exercise) of the underlying shares of Common Stock and the exercise price of the options. Based on the fair market value ($.0625 per share) of the Registrant's Common Stock at the end of Fiscal 1997, the options held by Mr. Marrus had a value of $21,250 at such time. Mr. Marrus' outstanding options are also set forth in the following table:

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                  AND FISCAL YEAR ("FY")-END OPTION/SAR VALUES

                                                                                            Value of Un-
                                                                   Number of              exercised In-the-
                                                                   Unexercised                  Money
                                                                 Options/SARs at            Options/SARs
                                                                   FY-End (#)                at FY-End ($)
               Shares Acquired          Value Realized            (Exercisable/              (Exercisable/
Name            on Exercise (#)                 ($)               Unexercisable)             Unexercisable)
----            ---------------                 ---               --------------             --------------

Arthur G. Cohen       --                      --                    --/--                       --/--
Allan J. Marrus       --                      --                 500,000/--                  $21,250/--

EXECUTIVE AGREEMENTS

           In February 1992, the Registrant entered into an employment agreement with Mr. Cohen, providing for his continued employment as Chairman of the Board and Chief Executive Officer of the Registrant through at least February 28, 1997 and for lifetime consulting services to the Company thereafter, subject, however, to Mr. Cohen's right to terminate such agreement by accelerating the end of the consulting term. The employment term is automatically extended each February for an additional year (currently until February 28, 2002) unless either party gives notice to the other party at least six months prior thereto that he or it does not wish to so extend. Under his employment agreement, Mr. Cohen is entitled to receive a current annual base salary of $319,071, which increases cumulatively by 5% on each March 1 after the date hereof during the employment term; the agreement provides for Mr. Cohen to receive consulting fees equal to 50% of his last salary as an employee during the first five years of the consulting term and 25% of such salary thereafter.

           In February 1992, the Registrant also entered into an employment agreement with Allan J. Marrus, providing for his continued employment as President and Chief Operating Officer of the Registrant through at least February 28, 1997 and for consulting services to the Registrant for five years thereafter, subject, however, to Mr. Marrus' right to terminate such agreement by accelerating the end of the consulting term. The employment term is automatically extended each February for an additional year (currently until February 28, 2002) unless either party gives notice to the other party at least six months prior thereto that he or it does not wish to so extend. As a result of the approval in April 1995 by the Registrant's Board of Directors of an increase in Mr. Marrus' base salary to the same annual base salary payable to Mr. Cohen, the annual base salary currently payable to Mr. Marrus is $319,071, which increases cumulatively by 5% on each March 1 after the date hereof during the employment term. The employment agreement also provides for Mr. Marrus to receive consulting fees equal to 50% of his last salary as an employee during the consulting term.

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

           From March 1, 1993 into Fiscal 1996, two of the Registrant's former subsidiaries had consulting arrangements with Mr. Marrus, providing for him to render certain consulting services through at least February 29, 2000. Such arrangements terminated prior to March 1, 1997 without any further obligations thereafter on the part of any party thereto.

DIRECTOR COMPENSATION

           Each director who is not an employee of the Registrant is entitled to receive an annual fee of $10,000, an additional annual fee of $2,500 for each committee on which he serves and a fee of $500 for each Board or committee meeting attended. All of these fees payable for at least the last three years remain unpaid except for fees in the aggregate amount of $12,500 which were paid during the fiscal year ended February 28, 1995. The Registrant currently has no director who is not an employee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           During Fiscal 1997, the Compensation Committee of the Board of Directors of the Registrant consisted solely of one director, who has never been either an officer or an employee of the Registrant but who has or has had an interest in entities to which the Registrant is indebted (as described below in Item 13 of this Report). As a result of such director's retirement from the Registrant's Board of Directors subsequent to the end of Fiscal 1997, the Board currently has no Compensation Committee.

           In the form in which the Compensation Committee has previously functioned, it reviewed changes in executive compensation proposed by management and submitted its recommendation to the Board of Directors for action by the full Board, which then included Mr. Cohen, the Chairman of the Board and chief executive officer of the Registrant, and Mr. Marrus, the President of the Registrant. Decisions with respect to stock option and stock appreciation right grants are made by the Stock Option Committee administering the 1985 Plan, which Committee currently consists only of Mr. Cohen, who is not a participant under the 1985 Plan. No actions were taken by either the Compensation Committee or the Stock Option Committee during Fiscal 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           (a) At July 31, 1997, the following persons, to the knowledge of the Registrant, beneficially owned more than 5% of any class of voting securities of the Registrant:

     Title                   Name and Address                 Amount and Nature of                   Percent
   of Class                 of Beneficial Owner               Beneficial Ownership                   of Class
   --------                 -------------------               --------------------                   --------

Common Stock,              Karen B. Cohen                      4,944,935 shares (1)                   16.7%
par value $1               645 Fifth Avenue
per share                  New York, NY 10022

Common Stock,              Mark W. McLaughlin                  5,552,785 shares (2)                   18.7%
par value $1               13750 U.S. 281 North
per share                  Suite 660
                           San Antonio, TX 78232

Class B Stock,             Arthur G. Cohen                     1,333,333 shares (3)                   66.7%
par value $.50             505 Eighth Avenue
per share                  New York, NY 10018

Class B Stock,             Estate of Arthur N.                   666,667 shares (3)                   33.3%
par value $.50               Levien
per share                  505 Eighth Avenue
                           New York, NY 10018


(1) Such shares are owned by Northeast Hotel Corp. Division 2, a corporation of which Ms. Cohen is the sole shareholder.

(2) This information was obtained from a Statement of Changes in Beneficial Ownership of Securities on Form 4, dated April 2, 1997, a copy of which was furnished to the Registrant by the shareholder.

(3) Such shares are owned of record by a liquidated partnership in which Mr. Cohen had a two-thirds interest and Mr. Levien (deceased) had a one-third interest.

           (b) At July 31, 1997, each director of the Registrant and all directors and officers of the Registrant as a group beneficially owned outstanding equity securities of the Registrant as set forth below. Except as otherwise indicated in notes (1) and (2), each of the persons noted has both sole voting power and sole investment power with respect to the shares set opposite his name.

     Title                        Name of                     Amount and Nature of                   Percent
   of Class                   Beneficial Owner                Beneficial Ownership                   of Class
   --------                   ----------------                --------------------                   --------

Common Stock,              Allan J. Marrus                      500,000 shares (1)                     1.7%
par value $1
per share                  All directors and officers           500,000 shares                         1.7%
                           as a group (4 persons)


Class B Stock,             Arthur G. Cohen (2)                1,333,333 shares (2)                    66.7%
par value $.50
per share                  All directors and officers         1,333,333 shares                        66.7%
                           as a group (4 persons)

(1) Consists of shares of Common Stock which Mr. Marrus has the right to acquire upon exercise of options granted to him under the 1985 Stock Option Plan of the Registrant which are currently exercisable.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           In September 1969, a predecessor of the Registrant purchased certain properties from a partnership in which Mr. Cohen and Arthur N. Levien (a now-deceased former director and officer of the Registrant) were the sole partners and, as part of the consideration for such properties, issued to such partnership 5-1/4% Subordinated Notes (the "Arlen Notes"), which were assumed by the Registrant in 1971. Though originally payable in full by 1981, the maturity date of the Arlen Notes has from time to time been extended at the request of the Registrant and with the consent of their payees, who are currently Mr. Cohen and members, trusts and entities of the family of Mr. Levien (the "Levien Group"). The most recent such extension, which became effective in February 1996 pursuant to a Forbearance Agreement between the Registrant and the holders of the Arlen Notes (the "Forbearance Agreement"), extended the maturity date to December 28, 2033, during which time interest will accrue at the rate of 8% per annum. Prior to this extension, the Arlen Notes, though due on July 31, 1997, had been accelerated following a payment default. As a result of the Forbearance Agreement, no payments of principal or interest are now required under the Arlen Notes prior to maturity, other than quarterly payments equal to 50% of the Registrant's Net Income (as defined in the Forbearance Agreement). The

Arlen Notes are subject to default only for nonpayment of principal or interest when due or upon the occurrence of certain other specified events. The holders of the Arlen Notes have the right to require that they be secured by certain assets acquired by Arlen during the two-year period ending on January 4, 1998.

           At February 28, 1997, the outstanding indebtedness (including accrued interest) under the Arlen Notes aggregated $133,143,000, of which $88,005,000 represented indebtedness payable to Mr. Cohen (which the Registrant has been advised has been pledged by him) and $45,138,000 represented indebtedness payable to the Levien Group. During Fiscal 1997, interest of $10,150,000 accrued on the Arlen Notes, of which $1,397,000 was paid to the holders thereof.

           Certain of the Arlen Notes, representing aggregate principal indebtedness of $7,593,000, are held by the Registrant as security for two promissory notes (the "ATC Notes"), representing aggregate principal indebtedness of $5,746,000, issued by companies affiliated with Mr. Cohen and the Levien Group. The Registrant's sole recourse against the ATC Notes, which are to mature on December 28, 2033, is against the Arlen Notes collateralizing them. Inasmuch as interest accruing on the Arlen Notes is applied against the substantially-equivalent interest accruing under the ATC Notes, the Registrant does not accrue interest on either the ATC Notes or such Arlen Notes.

           During Fiscal 1997, the Registrant received payments aggregating $828,000 under a non-negotiable $2,000,000 promissory note (the "$2 Million Note") issued to the Registrant by a company affiliated with Mr. Cohen and the Levien Group. At the end of Fiscal 1997, the outstanding balance under such note, which bears interest at the rate of 6% per annum and matures in November 1997, was $922,000.

           During Fiscal 1997, the Registrant received interest payments aggregating $1,397,000 on certain non-negotiable promissory notes (the "Mortgage Notes"), which are described in Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Report. Mr. Cohen has assumed 72%, and the Levien Group has assumed 28%, of the indebtedness under the Mortgage Notes described in such Note 6 as having been assumed by related parties. Inasmuch as no payments of either principal or interest are required under the Mortgage Notes until their maturity date, which is December 28, 2034, the Registrant has no reason to expect that interest payments thereunder (such as the payments made during Fiscal 1997) will continue to be made. As a result, and in view of the negative impact upon the Registrant of the accrual of interest income for tax purposes, the Registrant's Board of Directors has approved a contract for the sale of the Mortgage Notes, which were acquired by the Registrant for $5,000, to a charitable organization for $25,000.

           In June 1997, the Registrant approved certain modifications in the terms of promissory notes and warrants to purchase shares of its Common Stock issued to affiliates of Mr. Cohen, the Levien Group and a former director of the Registrant. The expiration date of the warrants held by Mr. Cohen's affiliate to purchase 500,000 shares of the Registrant's Common Stock was extended from July 31, 1998 to July 31, 2003 and the per share purchase price under the warrants was reduced from $1.00 per share to $.03125 per share, the fair market value of the Registrant's Common Stock on the date such modifications were approved. In consideration for such modifications, Mr. Cohen's affiliate agreed that the warrants, which were then exercisable, could not be exercised until after July 31, 1998.

           The same modifications approved with respect to the warrants held by Mr. Cohen's affiliate have also been proposed with respect to warrants to purchase 175,000 shares of the Registrant's Common

Stock held by an affiliate of the Levien Group and warrants to purchase 264,000 shares of the Registrant's Common Stock held by Loeb Partners Corporation, a company of which a former director of the Registrant is the chairman and chief executive officer. In connection with these modifications, the warrantholders have been asked to extend, for five years, the maturity date of non-interest bearing promissory notes issued by the Registrant in 1987 to the Levien Group affiliate in the amount of $175,000 and to Loeb Partners Corporation in the amount of $264,000; such notes would otherwise have matured on July 31, 1997.

           As a result of loan transactions entered into more than ten years ago, the Registrant was indebted to The Coler Foundation at the end of Fiscal 1997 for approximately $21,891 (including accrued interest). During Fiscal 1997, the Registrant paid $50,000 on account of this indebtedness. Mr. Cohen is the trustee of The Coler Foundation; neither he nor any members of his family have any beneficial interest in The Coler Foundation.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

           (A) FINANCIAL STATEMENTS:

           See Index to Consolidated Financial Statements annexed hereto, which appears on page F-2 following page 18 of this Report.

           (b) Exhibits:

Exhibit
Number                                         Description
------                                         -----------

 3.1 Certificate of Incorporation of the Registrant as amended through July 31, 1981. (1)

 3.1.1 Certificate of Change, as filed with the Department of State of the State of New York on February 8, 1984. (2)

 3.1.2 Certificate of Amendment of the Certificate of Incorporation of the Registrant, as filed with the Department of State of the State of New York on October 17, 1985. (2)

 3.2                          By-Laws of the Registrant. (3)

 4.1                          Form of the Registrant's 5-1/4% Subordinated Notes
                              (1)

 4.1.1 Revised form of the first page of the Registrant's 5-1/4% Subordinated Notes.

 4.1.2 Extension Agreement dated March 29, 1993 among the Registrant, Arlen Automotive, Inc. and Arthur G. Cohen and the other holders of the Registrant's 5-1/4% Subordinated Notes. (7)

 4.1.3 Forbearance Agreement dated as of January 5, 1996 among the Registrant, Rucon Services Corp., Mataponi, L.L.C. and the holders of the Registrant's 5-1/4% Subordinated Notes by their agent, Arthur G. Cohen, or their substitute agent, Mataponi, L.L.C. (8)

 4.2                          Warrant issued by the Registrant to Arthur G.
                              Cohen and thereafter assigned to his affiliate.
                              (4)

Exhibit
Number                                         Description
------                                         -----------

 4.3                          Warrant issued by the Registrant to Arthur N.
                              Levien (deceased). (4)

 4.4                          Warrant issued by the Registrant to Loeb Partners
                              Corporation. (4)

10.1                          1985 Stock Option Plan of the Registrant. (5)

10.2 Employment Agreement dated February 14, 1992 between the Registrant and Arthur G. Cohen. (6)

10.3 Employment Agreement dated February 14, 1992 between the Registrant and Allan J. Marrus. (6)

21.1                          List of Significant Subsidiaries.


(1) Incorporated by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1981 (File No. 1-6675).

(2) Incorporated by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1986 (File No. 1-6675).

(3) Incorporated by reference to Exhibit 4.01 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1986 (File No. 1-6675).

(4) Incorporated by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 29, 1988 (File No. 1-6675).

(5) Incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated August 16, 1985 (File No. 1-6675).

(6) Incorporated by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 29, 1992 (File No. 1-6675).

(7) Incorporated by reference to the Exhibits to the Registrant's Current Report on Form 8-K dated May 20, 1993 (File No. 1-6675).

(8) Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1995 (File No. 1-6675).

           (C) REPORTS ON FORM 8-K:

           During the Registrant's fiscal quarter ended February 28, 1997, no Current Reports on Form 8-K were filed by the Registrant.

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE ARLEN CORPORATION

                                        By:    /s/ Arthur G. Cohen
                                               ---------------------
                                               Chairman of the Board

Dated: August 25, 1997


           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

               Signature                                Title                                     Date
               ---------                                -----                                     ----

            /s/ Arthur G. Cohen              Chairman of the Board and                    August 25, 1997
-----------------------------------          Director (Principal Executive
               Arthur G. Cohen               Officer)



            /s/  Stanley Garber              Treasurer (Principal Financial               August 25, 1997
-----------------------------------          and Accounting Officer)
                Stanley Garber



            /s/ Allan J. Marrus              Director                                     August 25, 1997
-----------------------------------
                Allan J. Marrus

                              THE ARLEN CORPORATION
                                   AND SUBSIDIARIES




                                               CONSOLIDATED FINANCIAL STATEMENTS
                                                              FORM 10-K - ITEM 8
                                YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996
                                                           AND FEBRUARY 28, 1995

                                                           THE ARLEN CORPORATION
                                                                AND SUBSIDIARIES

                                                                        CONTENTS







REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS              F-3

CONSOLIDATED FINANCIAL STATEMENTS:
   Balance sheets                                               F-4
   Statements of operations                                     F-5
   Statements of capital deficit                                F-6
   Statements of cash flows                              F-7 -  F-8
   Summary of accounting policies                        F-9 - F-10
   Notes to consolidated financial statements           F-11 - F-19

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
    of The Arlen Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of The Arlen Corporation and subsidiaries (the "Company") as of February 28, 1997 and February 29, 1996, and the related consolidated statements of operations, capital deficit and cash flows for each of the three years in the period ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Arlen Corporation and subsidiaries at February 28, 1997 and February 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company disposed of its operating subsidiaries in February 1996 and, at February 28, 1997, had deficiencies in working capital and equity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.


BDO Seidman, LLP



New York, New York

August 15, 1997

                                                           THE ARLEN CORPORATION
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS


                                                                         FEBRUARY 28,         February 29,
                                                                            1997                 1996
----------------------------------------------------------------------------------------------------------
ASSETS

CURRENT:

   Cash and cash equivalents                                            $       4,000        $      10,000

   Note receivable - current portion, net of unamortized discount
      of $35,000 and $117,000, respectively (Notes 1 and 5)                   887,000              883,000
----------------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                               891,000              893,000

PROPERTY AND EQUIPMENT, NET (NOTE 2)                                           51,000               72,000

OTHER ASSETS, INCLUDING AMOUNTS DUE FROM FORMER SUBSIDIARIES
   (NOTE 6)                                                                   181,000              469,000

NOTE RECEIVABLE - LESS CURRENT PORTION, NET OF UNAMORTIZED
   DISCOUNT OF $-0- AND $33,000, RESPECTIVELY (NOTES 1 AND 5)                      --              717,000
----------------------------------------------------------------------------------------------------------
                                                                        $   1,123,000        $   2,151,000
==========================================================================================================
LIABILITIES AND CAPITAL DEFICIT

CURRENT:

   Note payable (Note 3)                                                $     137,000        $     137,000

   Accrued interest payable (including $4,000 due to related
      parties for both years) (Notes 3 and 4)                                 213,000              179,000

   Accruals:

      Expenses, fees and other (Notes 10, 11 and 12)                        7,013,000            7,019,000

   Current portion of long-term obligations due to related

      parties (Note 4)                                                        829,000              299,000
----------------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                        8,192,000            7,634,000

LONG-TERM OBLIGATIONS DUE TO RELATED PARTIES (NOTE 4)                              --              575,000

AMOUNTS DUE TO RELATED PARTIES (NOTE 5)                                   133,143,000          124,389,000
----------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                              141,335,000          132,598,000

COMMITMENTS AND CONTINGENCIES (NOTES 1, 5, 9 AND 10)

CAPITAL DEFICIT (STATEMENT ATTACHED) (NOTE 7)                            (140,212,000)        (130,447,000)
----------------------------------------------------------------------------------------------------------
                                                                        $   1,123,000        $   2,151,000
==========================================================================================================

                                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                           THE ARLEN CORPORATION
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            FEBRUARY 28,        February 29,       February 28,
Year ended                                                     1997                1996               1995
---------------------------------------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES                        $ (1,514,000)       $ (1,234,000)       $ (1,229,000)

OTHER (EXPENSES) INCOME:

   Interest expense (including amounts to related
      parties of $10,155,000 in 1997, $9,761,000 in
      1996 and $9,071,000 in 1995)                          (10,189,000)        (10,166,000)         (9,447,000)

   Interest income (Note 6)                                   1,511,000                  --                  --

   Mortgage financing activity income                           427,000                  --                  --

   Other income, net (Note 12)                                       --           1,789,000               1,000
---------------------------------------------------------------------------------------------------------------
        LOSS FROM CONTINUING OPERATIONS BEFORE
           DISCONTINUED OPERATIONS AND
           EXTRAORDINARY ITEM                                (9,765,000)         (9,611,000)        (10,675,000)

DISCONTINUED OPERATIONS:

   Income from discontinued operations (Note 12)                     --           2,866,000           5,279,000

   Loss on disposal of subsidiaries (Notes 1 and 13)                 --          (2,509,000)                 --
---------------------------------------------------------------------------------------------------------------
        NET LOSS BEFORE EXTRAORDINARY ITEM                   (9,765,000)         (9,254,000)         (5,396,000)

EXTRAORDINARY ITEM:

   Gain on extinguishment of debt                                    --             298,000                  --
---------------------------------------------------------------------------------------------------------------
        NET LOSS                                           $ (9,765,000)       $ (8,956,000)       $ (5,396,000)
===============================================================================================================
LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS           $       (.31)       $       (.30)       $       (.34)

INCOME PER COMMON SHARE FROM DISCONTINUED
   OPERATIONS                                                        --                 .01                 .17

INCOME PER COMMON SHARE FROM EXTRAORDINARY ITEM                      --                 .01                  --
---------------------------------------------------------------------------------------------------------------
LOSS PER COMMON SHARE                                      $       (.31)       $       (.28)       $       (.17)
===============================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                   31,587,000          31,690,000          31,690,000
===============================================================================================================


                                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                           THE ARLEN CORPORATION
                                                                AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT



                                                           FEBRUARY 28,         February 29,        February 28,
Year ended                                                     1997               1996                 1995
-----------------------------------------------------------------------------------------------------------------
CAPITAL STOCK:

   4% cumulative preferred - $10 par value                $   1,992,000        $   1,992,000        $   1,992,000
      (authorized 201,468 shares; issued
      199,145 shares)

   Common - $1 par value (authorized 33,000,000
      shares; issued 30,770,307 including shares in
      treasury and shares subscribed)                        29,804,000           29,804,000           29,804,000

   Class B - $.50 par value (authorized and issued
      2,000,000 shares)                                       1,000,000            1,000,000            1,000,000
-----------------------------------------------------------------------------------------------------------------
           TOTAL CAPITAL STOCK                               32,796,000           32,796,000           32,796,000
-----------------------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL                                   49,169,000           49,169,000           49,169,000
-----------------------------------------------------------------------------------------------------------------
DEFICIT:

   Balance, at beginning of year                           (212,006,000)        (203,050,000)        (197,654,000)

   Net loss                                                  (9,765,000)          (8,956,000)          (5,396,000)
-----------------------------------------------------------------------------------------------------------------
   Balance, at end of year                                 (221,771,000)        (212,006,000)        (203,050,000)
-----------------------------------------------------------------------------------------------------------------
                                                           (139,806,000)        (130,041,000)        (121,085,000)
   Add:  Cost of common stock held in treasury
      (1,183,641 shares in 1997 and 1,080,224
      in 1996 and 1995)                                        (406,000)            (406,000)            (406,000)
-----------------------------------------------------------------------------------------------------------------
           TOTAL CAPITAL DEFICIT                          $(140,212,000)       $(130,447,000)       $(121,491,000)
=================================================================================================================

                                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                           THE ARLEN CORPORATION
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       (NOTE 14)

                                                                              FEBRUARY 28,         February 29,        February 28,
Year ended                                                                       1997                 1996                1995
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $ (9,765,000)       $ (8,956,000)       $ (5,396,000)
-----------------------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization                                                21,000              21,000             546,000
        Amortization of discount on note receivable                                (115,000)                 --                  --
        Provision for losses on accounts receivable                                      --                  --             539,000
        Reversal of prior years' liabilities                                             --          (1,787,000)                 --
        Write-off of amount due from former subsidiary                              288,000                  --                  --
        Loss on disposal of subsidiaries                                                 --           2,509,000                  --
        Gain on extinguishment of debt                                                   --            (298,000)                 --
        Increase in amounts due related parties in
           exchange for interest                                                 10,151,000           9,473,000           8,927,000
        Other                                                                            --           1,221,000                  --
        Changes in assets and liabilities, net of disposition of certain subsidiaries in 1996:
              Increase in assets:
                Accounts receivable                                                      --                  --          (2,436,000)
                Inventories                                                              --                  --          (1,161,000)
                Other current                                                            --                  --            (238,000)
              Increase (decrease) in liabilities:
                Accounts payable                                                         --                  --             (33,000)
                Accrued interest                                                     34,000            (587,000)             61,000
                Accrued taxes                                                            --                  --             127,000
                Accrued expenses, fees and other                                     (6,000)            209,000             707,000
-----------------------------------------------------------------------------------------------------------------------------------
                   TOTAL ADJUSTMENTS                                             10,373,000          10,761,000           7,039,000
-----------------------------------------------------------------------------------------------------------------------------------
                   NET CASH PROVIDED BY OPERATING
                      ACTIVITIES                                                    608,000           1,805,000           1,643,000
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in certificates of deposit, net                                            --                  --              (4,000)
   Investment in capital assets                                                          --              (3,000)           (267,000)
   Proceeds from disposal of subsidiaries                                                --             750,000                  --
   Proceeds from notes receivable                                                   828,000             250,000                  --
   Due from former subsidiaries                                                          --            (447,000)                 --
   Investment in other assets                                                            --                  --             (41,000)
-----------------------------------------------------------------------------------------------------------------------------------
                   NET CASH PROVIDED BY (USED IN)
                      INVESTING ACTIVITIES                                          828,000             550,000            (312,000)
-----------------------------------------------------------------------------------------------------------------------------------



                                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                           THE ARLEN CORPORATION
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       (NOTE 14)


                                                               FEBRUARY 28,       February 29,         February 28,
Year ended                                                        1997               1996                 1995
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on revolving credit line                           $         --        $         --        $(36,502,000)
   Proceeds from revolving credit line                                   --                  --          36,146,000
   Principal payments on short-term borrowings                      (19,000)         (2,515,000)           (426,000)
   Principal payments on long-term borrowings                       (26,000)         (1,022,000)            (18,000)
   Payments on debt to related parties                           (1,397,000)                 --             (57,000)
-------------------------------------------------------------------------------------------------------------------
                   NET CASH USED IN FINANCING ACTIVITIES         (1,442,000)         (3,537,000)           (857,000)
-------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (6,000)         (1,182,000)            474,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         10,000           1,192,000             718,000
-------------------------------------------------------------------------------------------------------------------
                                                                      4,000              10,000           1,192,000
LESS: CASH INCLUDED IN CURRENT ASSETS OF
   DISCONTINUED OPERATIONS                                               --                  --          (1,094,000)
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                         $      4,000        $     10,000        $     98,000
===================================================================================================================


                                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                           THE ARLEN CORPORATION
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES




PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of The Arlen Corporation (the "Company" or "Arlen") and subsidiaries. During February 1996, the Company disposed of certain operating subsidiaries, the accounts of which are reflected in the consolidated financial statements as discontinued operations. Material intercompany investments, advances and transactions have been eliminated.



BUSINESS

As further discussed in Note 1, certain of the Company's subsidiaries were disposed of in February 1996. Currently, a subsidiary of the Company generates income from fees for participation in mortgage financing activities, while the Company seeks new business opportunities.



USE OF ESTIMATES

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.



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

The estimated useful lives used in the computation of depreciation were as follows:



Furniture and fixtures                  3-7 years

Leasehold improvements              Term of lease

                                                           THE ARLEN CORPORATION
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES




LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss, after giving effect to dividends on preferred stock, by the weighted average number of common shares and common stock equivalents outstanding during each year. Convertible securities that are deemed to be common stock equivalents are assumed to have been converted at the beginning of each year. The Company's common stock equivalents and convertible issues were anti-dilutive in fiscal years 1997, 1996 and 1995 and, therefore, were not included in the loss per share computations for these periods.



CASH FLOWS

For purposes of the statements of cash flows, the Company considers cash on deposit in banks and investments with original maturities of three months or less to be cash equivalents.



FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, note receivable, notes payable and accruals approximate fair value. It is not practical to determine the fair value of amounts due to related parties, the maturity dates of which have been extended to 2033 (Note 5).

                                                           THE ARLEN CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. BASIS OF PRESENTATION AND SALE OF SUBSIDIARIES


The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At February 28, 1997, the Company had a deficit in working capital approximating $7,301,000, a capital deficit of $140,212,000 and amounts due to related parties (the "Notes" - see Note 5) of $133,143,000. Substantial interest expense will continue to accrue on the Notes which, in the absence of significant income from new operations, will produce continuing net losses and an increase in capital deficit annually. The Company intends to seek new business opportunities although there can be no assurance that it will be successful in achieving this objective.

As a result of the disposition on February 6, 1996 of certain subsidiaries, the outstanding indebtedness under the Notes was reduced by $3,465,000 and the Company received $750,000, which was used to satisfy certain secured corporate obligations to related parties. In connection with such disposition, the Company received a 38-year extension in the maturity date of the Notes and a $2,000,000 noninterest-bearing note receivable payable over two years (which, after deduction of unamortized discount based on an imputed annual interest rate of 9%, amounts to $1,850,000) and excused the Company from certain obligations. At the time of this disposition, the Company's net investment in the subsidiaries disposed of was $8,574,000, resulting in a loss on disposal of $2,509,000 (see
Note 13).

                                                           THE ARLEN CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





2. PROPERTY AND EQUIPMENT


Property and equipment are summarized by major classifications as follows:


                                     FEBRUARY 28,  February 29,
                                         1997         1996
--------------------------------------------------------------
Furniture and fixtures                 $ 31,000       $ 31,000
Leasehold improvements                  125,000        125,000
--------------------------------------------------------------
                                        156,000        156,000
   Less:Accumulated depreciation
           and amortization             105,000         84,000
--------------------------------------------------------------
                                       $ 51,000       $ 72,000
==============================================================


3. NOTE PAYABLE

This note of $137,000 was issued in partial settlement of a lawsuit. The debt is now due and payable and the creditor has commenced an execution proceeding against the Company to enforce its right for payment.



4. LONG-TERM OBLIGATIONS

The following is a summary of long-term obligations:


                                                  FEBRUARY 28,  February 29,
                                                     1997          1996
--------------------------------------------------------------------------
Notes payable - noninterest-bearing notes
   maturing in 1997 (a)                            $549,000       $549,000
Amount due officer - director                         9,000          9,000
Note payable, including interest at prime
   plus 1.75% (b)                                    21,000         66,000
Note payable - zero coupon note maturing in
   1995, in default, interest imputed at 14%        250,000        250,000
--------------------------------------------------------------------------
                                                    829,000        874,000
Less: Current portion                               829,000        299,000
--------------------------------------------------------------------------
                                                   $     --       $575,000
===========================================================================

                                                           THE ARLEN CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






(a) These notes were issued in exchange for current liabilities arising from services rendered by related parties in prior years.

(b) The sole trustee of the creditor is an officer and director of the Company. Interest, based on an institution's prime rate, was 10.00% at February 28, 1997.



5. AMOUNTS DUE TO RELATED PARTIES

The Company was indebted to a director and entities controlled by a successor of a deceased director for the Notes in the aggregate amount of $133,143,000 and $124,389,000 at February 28, 1997 and February 29, 1996, respectively, including accrued interest (these amounts having been reduced by $3,465,000 as part of the proceeds from the disposition of subsidiaries as discussed in Note 1). In connection with such disposition, the Company received $750,000, which was used to satisfy certain secured corporate obligations to related parties, and a $2,000,000 noninterest-bearing promissory note (the "$2 Million Note") (which note is payable in quarterly installments over a two-year period which commenced on February 6, 1996 and which, after deduction of unamortized discount based on an imputed interest rate of 9%, amounted to $1,850,000); the Company also became entitled to certain other forbearances, benefits and opportunities. Thus, (a) the maturity date of the Notes has been extended to December 28, 2033 (during which time interest will accrue at the rate of 8% per annum), (b) no payments will be required under the Notes except quarterly in an amount equal to 50% of the Company's net income (as defined) and (c) the Notes will hereafter be subject to default only for nonpayment of principal or interest when due or certain other specified events. The Company, at the request of the holders of the Notes, may be required to collateralize the Notes (which are currently unsecured) by a pledge to such holders of certain assets acquired by the Company prior to January 5, 1998.

                                                           THE ARLEN CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





6. OTHER ASSETS

Other assets include $5,000 paid for the acquisition on February 12, 1996 of certain nonnegotiable promissory notes (the "Mortgage Notes"). The Mortgage Notes represented indebtedness as of December 28, 1995 of approximately $144 million, of which approximately $124 million (plus interest accruing at the rate of 6.19% per annum) had been personally assumed by the related parties referred to in Note 5. The Mortgage Notes are secured by a parcel of land on White Plains Road, Bronx, New York. No payments of either principal or interest are required under the Mortgage Notes until their maturity date, which is December 28, 2034. However, during the fiscal year ended February 28, 1997, $1,397,000 of interest was paid by the obligors on these Notes. Subsequent to February 28, 1997, the Board of Directors approved a contract for the sale of the Mortgage Notes for $25,000.



7. CAPITAL STOCK AND OPTIONS

(a) The Company may call the 4% cumulative preferred stock at $10.50 per share plus dividends in arrears. Cumulative dividends in arrears at February 28, 1997 aggregate approximately $1,478,000 ($7.42 per share).

(b) The Class B shares are voting shares and are callable at par, provided the subordinated notes are not in default. Class B shareholders have similar rights to cash dividends as common shareholders, except that the amount of cash dividends per share that may be paid on the Class B shares cannot, in the aggregate, exceed $.0021875 multiplied by the number of months from March 1, 1971 to the end of the month preceding the dividend record date. As of February 28, 1997, no dividends have been declared on the common stock.

                                                           THE ARLEN CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





(c) The following comprises the number of shares that have been reserved for issuance at February 28, 1997:


Security description                                  Shares reserved
---------------------------------------------------------------------
Stock option plans (i)                                        500,000
Performance bonus plan (ii)                                   100,000
Stock warrants issued to officer - directors (iii)          1,299,000
Convertible debentures (iv)                                    10,793
Retirement plan (v)                                           300,000
Other (vi)                                                     58,646
---------------------------------------------------------------------
                                                            2,268,439
=====================================================================



(i) Stock options to purchase common stock. These options are currently exercisable at $0.02 per share. FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value method prescribed in FASB Statement 123. The accounting provisions of this statement do not have a material effect on the Company's pro forma net loss and loss per share and thus have not been presented.

(ii) Common stock available for performance bonus plan. No outstanding grants.

(iii) Stock warrants to purchase common stock. These warrants are exercisable at exercise prices ranging from $0.03125 to $1.00 per share.

(iv) Zero coupon debentures which are convertible into common stock. These debentures are currently exercisable at $1.125 per share.

(v) Common stock reserved for issuance to the retirement trust in lieu of cash contributions.

(vi) Common stock reserved for exchange of the stock of other entities acquired by the Company.

No stock options or warrants were exercised, cancelled or issued during the three years ended February 28, 1997.

                                                           THE ARLEN CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





8. INCOME TAXES

The Company has consolidated Federal net operating loss carryforwards (NOLs) of approximately $114,300,000 available for years after February 28, 1997. The tax NOL carryforwards expire as follows:


Year ended February 28 or 29,                      Amount
----------------------------------------------------------
2001                                          $  8,500,000
2002                                             7,000,000
2003                                             7,400,000
2004                                            16,300,000
2005                                            13,500,000

2006                                            13,400,000
2007                                            12,600,000
2008                                             8,900,000
2009                                             6,800,000
2010                                             5,300,000

2011                                             4,800,000
2012                                             9,800,000
----------------------------------------------------------
                                              $114,300,000
==========================================================


The tax benefits of these NOLs and temporary differences have been offset by a valuation allowance of an equal amount due to the uncertainty of their realization.

                                                           THE ARLEN CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





9. COMMITMENTS AND CONTINGENCIES

(a)      Employment and Consulting Agreements


         The Company has employment and consulting agreements with two officers through February 2002 which provide for minimum aggregate annual payments of approximately $640,000. The employment agreements provide that, in the event of a change in control (as defined) of the Company, the employee may terminate his employment and receive a lump-sum payment equal to 2.99 times his "base amount" as defined.

(b)      Rental Facilities

         The Company's executive office space is leased from a related party for an approximate annual rental of $34,000 through February 1998.


10.      PENSION PLAN

Arlen is the sponsor of a defined benefit pension plan (the "Plan") which was frozen in 1981. The actuarial valuation of the Plan as of March 1, 1991 (the latest Plan valuation) indicated the unfunded actuarial accrued liability was approximately $850,000, which amount is included in accrued expenses.

In November 1996, the Internal Revenue Service granted the Company's request for a waiver of the minimum funding standard for the Plan year ended February 29, 1996, subject to the following conditions:

(a) The Company must pay the Plan $33,000 per calendar quarter starting with December 31, 1996 and continuing until September 30, 1998.

(b) For each Plan year commencing on or after March 1, 1997, a credit balance is to be maintained in the funding standard account for the Plan equal to the unamortized balance of the waiver, approximately $231,000 at February 28, 1997.

If these conditions are not satisfied, the waiver could be declared null and void.

                                                           THE ARLEN CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





11. ACCRUALS - EXPENSES, CONTINGENCIES

Included in accruals is indebtedness which may be owed to a third party for approximately $4,335,000 (inclusive of interest) at February 28, 1997.



12. OTHER INCOME

Included in other income for the year ended February 29, 1996 are reversals of various provisions aggregating $1,787,000 that management believes will not be payable and therefore are no longer required to be reserved. Such amounts relate to accruals for state income taxes and other matters that had been provided for in previous years.


13. DISCONTINUED OPERATIONS

Income from discontinued operations for former subsidiaries that were disposed of in February 1996 is presented below. Such subsidiaries operated in two industry segments: interior construction and automotive parts and accessories.

These businesses have been presented as discontinued operations and the Arlen statements of operations through date of disposition have been restated to conform with this presentation. At February 6, 1996 these subsidiaries were sold for $6,065,000 (see Note 1) and the net assets of such subsidiaries approximated $8,574,000 (reduced from the February 28, 1995 amount of $11,706,000 primarily due to dividends received by the Company in January 1996 of $3,000,000). This resulted in a loss on disposal of the subsidiaries of $2,509,000. Operating data of the businesses included as discontinued operations are as follows:


                                                   Period ended          Year ended
                                                    February 6,         February 28,
                                                       1996                 1995
-----------------------------------------------------------------------------------
Sales                                              $ 51,087,000        $ 50,099,000
Cost of sales                                        33,654,000          30,141,000
-----------------------------------------------------------------------------------
        Gross profit                                 17,433,000          19,958,000
Selling, general and administrative expenses        (14,117,000)        (14,371,000)
Interest expense                                       (486,000)           (325,000)
Other income, net                                        36,000              17,000
-----------------------------------------------------------------------------------
Net income                                         $  2,866,000        $  5,279,000
===================================================================================

                              THE ARLEN CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



14. STATEMENTS OF CASH FLOWS


Supplemental Disclosure of Cash Flow Information


                                     FEBRUARY 28,       February 29,        February 28,
Year ended                              1997               1996                1995
---------------------------------------------------------------------------------------
Cash paid for interest                $1,396,000           $587,000           $349,000
=======================================================================================


Supplemental Disclosure of Noncash Financing Activities

Proceeds from the sale of the Company's former subsidiaries on February 6, 1996 included receipt of a note receivable of $1,850,000 (face amount $2,000,000) and a reduction in indebtedness to related parties of $3,465,000.

                                EXHIBIT INDEX
Exhibit
Number                                         Description
------                                         -----------

 3.1 Certificate of Incorporation of the Registrant as amended through July 31, 1981. (1)

 3.1.1 Certificate of Change, as filed with the Department of State of the State of New York on February 8, 1984. (2)

 3.1.2 Certificate of Amendment of the Certificate of Incorporation of the Registrant, as filed with the Department of State of the State of New York on October 17, 1985. (2)

 3.2                          By-Laws of the Registrant. (3)

 4.1                          Form of the Registrant's 5-1/4% Subordinated Notes
                              (1)

 4.1.1 Revised form of the first page of the Registrant's 5- 1/4% Subordinated Notes.

 4.1.2 Extension Agreement dated March 29, 1993 among the Registrant, Arlen Automotive, Inc. and Arthur G. Cohen and the other holders of the Registrant's 5-1/4% Subordinated Notes. (7)

 4.1.3 Forbearance Agreement dated as of January 5, 1996 among the Registrant, Rucon Services Corp., Mataponi, L.L.C. and the holders of the Registrant's 5-1/4% Subordinated Notes by their agent, Arthur G. Cohen, or their substitute agent, Mataponi, L.L.C. (8)

 4.2                          Warrant issued by the Registrant to Arthur G.
                              Cohen and thereafter assigned to his affiliate.
                              (4)

Exhibit
Number                                         Description
------                                         -----------

 4.3                          Warrant issued by the Registrant to Arthur N.
                              Levien (deceased). (4)

 4.4                          Warrant issued by the Registrant to Loeb Partners
                              Corporation. (4)

10.1                          1985 Stock Option Plan of the Registrant. (5)

10.2 Employment Agreement dated February 14, 1992 between the Registrant and Arthur G. Cohen. (6)

10.3 Employment Agreement dated February 14, 1992 between the Registrant and Allan J. Marrus. (6)

21.1                          List of Significant Subsidiaries.


(1) Incorporated by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1981 (File No. 1-6675).

(2) Incorporated by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1986 (File No. 1-6675).

(3) Incorporated by reference to Exhibit 4.01 to the Registrant's Quarterly Report on Form 10-Q for the fiscal year ended August 31, 1986 (File No. 1-6675).

(4) Incorporated by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 29, 1988 (File No. 1-6675).

(5) Incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated August 16, 1985 (File No. 1-6675).

(6) Incorporated by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 29, 1992 (File No. 1-6675).

(7) Incorporated by reference to the Exhibits to the Registrant's Current Report on Form 8-K dated May 20, 1993 (File No. 1-6675).

(8) Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1995 (File No. 1-6675).