Form 10-Q
period 1997-05-31
ARLEN CORP
filed 1997-09-03
CIK 7346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1997

                             OR

/   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-6675

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

                                 Not Applicable
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes     X      No
                                     -----------    -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $1 par value - 29,586,666 shares outstanding as of August 15, 1997

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                          PAGE
PART I.            FINANCIAL INFORMATION

        Item 1.    Financial Statements

                   Consolidated balance sheets -- May 31, 1997 and 1996
                             (unaudited)                                                     4

                   Consolidated balance sheet --  February 28, 1997                          5

                   Consolidated statements of operations -- Three
                             months ended May 31, 1997 and 1996 (unaudited)                  6

                   Consolidated statements of cash flows -- Three
                             months ended May 31, 1997 and 1996 (unaudited)                7-8

                   Notes to consolidated financial statements                             9-10


        Item 2.    Management's Discussion and Analysis of Financial Condition
                             and Results of Operations                                   11-12


PART II.           OTHER INFORMATION                                                        13


SIGNATURES                                                                                  14

                         PART I - FINANCIAL INFORMATION

                                     Item 1
                              Financial Statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 ($000s Omitted)
                                   (UNAUDITED)


                                                                        May 31,
                                                                        -------
                    ASSETS                                         1997          1996
                                                                   ----          ----
CURRENT ASSETS:
        Cash and cash equivalents                               $       9     $      53
        Note receivable - current portion,
               net of unamortized discount of $15 and $95
               in 1997 and 1996                                       907           911
                                                                ---------     ---------

                   TOTAL CURRENT ASSETS                               916           964

PROPERTY AND EQUIPMENT, net                                            51            66
OTHER ASSETS, including amounts due from
     former subsidiaries                                              177           469
NOTE RECEIVABLE, less current portion,
     net of unamortized discount of $16 in 1996                        --           484
                                                                ---------     ---------

                   TOTAL ASSETS                                 $   1,144     $   1,983
                                                                =========     =========

         LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
        Notes payable                                           $     137     $     137
        Accrued interest payable (including $4 and $3 due to
               related parties in 1997 and 1996)                      223           186
        Accrued expenses, fees and other (Note 2)                   7,208         7,078
        Current portion of long-term obligations due
               to related parties                                     829           299
                                                                ---------     ---------

                   TOTAL CURRENT LIABILITIES                        8,397         7,700

LONG-TERM OBLIGATIONS DUE TO RELATED PARTIES                           --           554
AMOUNTS DUE TO RELATED PARTIES                                    135,475       126,898
                                                                ---------     ---------

                   TOTAL LIABILITIES                              143,872       135,152

COMMITMENTS AND CONTINGENCIES (Note 2)

CAPITAL DEFICIT                                                  (142,728)     (133,169)
                                                                ---------     ---------

                   TOTAL LIABILITIES AND CAPITAL DEFICIT        $   1,144     $   1,983
                                                                =========     =========




                 See notes to consolidated financial statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               February 28, 1997
                                 ($000s Omitted)



                      ASSETS

CURRENT ASSETS:
        Cash and cash equivalents                                         $       4
        Note receivable - current portion,
               net of unamortized discount of $35                               887
                                                                          ---------

                   TOTAL CURRENT ASSETS                                         891

PROPERTY AND EQUIPMENT, net                                                      51
OTHER ASSETS, including amounts due from
     former subsidiaries                                                        181
                                                                          ---------

                   TOTAL ASSETS                                           $   1,123
                                                                          =========

         LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
        Notes payable                                                     $     137
        Accrued interest payable (including $4 due to related parties)          213
        Accrued expenses, fees and other (Note 2)                             7,013
        Current portion of long-term obligations due to related parties         829
                                                                          ---------

                   TOTAL CURRENT LIABILITIES                                  8,192

AMOUNTS DUE TO RELATED PARTIES                                              133,143
                                                                          ---------

                   TOTAL LIABILITIES                                        141,335

COMMITMENTS AND CONTINGENCIES (Note 2)

CAPITAL DEFICIT                                                            (140,212)
                                                                          ---------

                   TOTAL LIABILITIES AND CAPITAL DEFICIT                  $   1,123
                                                                          =========

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 ($000s Omitted)
                                   (UNAUDITED)



                                                             Three months ended
                                                                  May 31,
                                                                  -------
                                                             1997         1996
                                                             ----         ----
GENERAL & ADMINISTRATIVE
     EXPENSES                                                 (279)        (280)

OTHER (EXPENSES) INCOME:
        Interest expense (including amounts due
               to related parties of $2,682 in
               1997 and $2,509 in 1996)                     (2,696)      (2,586)
        Interest income                                        370           --
        Other income, net                                       89          144
                                                           -------      -------

               Net loss                                    ($2,516)     ($2,722)
                                                           =======      =======



LOSS PER COMMON SHARE                                      ($ 0.08)     ($ 0.08)
                                                           =======      =======




                 See notes to consolidated financial statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 ($000s Omitted)
                                   (UNAUDITED)


                                                                                Three months ended
                                                                                      May 31,
                                                                                      -------
                                                                                1997        1996
                                                                                ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                  ($2,516)    ($2,722)
                                                                               -------     -------

     Adjustments to reconcile net loss to cash (used) provided by operating activities:
        Depreciation and amortization                                                6           6
        Amortization on note discount                                              (20)        (36)
        Increase in accrued interest due related parties
               in exchange for interest                                          2,682       2,509
        Changes in assets and liabilities
               (Increase) decrease in assets:
                   Other assets                                                      4          --
               Increase (decrease) in liabilities:
                   Accrued interest payable                                         10           7
                   Accrued other liabilities                                       195          59
                                                                               -------     -------

                   Total adjustments                                             2,877       2,545
                                                                               -------     -------

                   Net cash (used) provided by operating activities                361        (177)
                                                                               -------     -------




                 See notes to consolidated financial statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                ($000s Omitted)
                                   (UNAUDITED)
                                   (Continued)


                                                               Three months ended
                                                                     May 31,
                                                                     -------
                                                                 1997      1996
                                                                 ----      ----
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                         (6)       --
                                                                -----     -----

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds on notes receivable                                  --       241
     Principal payments on long-term borrowings                    --       (21)
     Payments on debt to related parties                         (350)       --
                                                                -----     -----

                   Net cash provided by financing activities     (350)      220
                                                                -----     -----

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                                5        43


CASH AND CASH EQUIVALENTS, at
     February 28, 1997 and 1996                                     4        10
                                                                -----     -----

CASH AND CASH EQUIVALENTS, at
     May 31, 1997 and 1996                                      $   9     $  53
                                                                =====     =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the three months ended
        May 31, 1997 and 1996 for interest                      $ 350     $   4
                                                                =====     =====




                 See notes to consolidated financial statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (May 31, 1997)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of The Arlen Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1998. For further information, reference is made to the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997.

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

         The accompanying unaudited consolidated financial statements of the Company have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At May 31, 1997, the Company had a working capital deficiency of $7,481,000 and a capital deficit of $142,728,000. Currently, the Company meets its operating expenses with the fees generated by a subsidiary for participation in mortgage financing activities and the proceeds of a $2,000,000 promissory note received in connection with the February 1996 disposition of its operating subsidiaries. The Company is seeking new business opportunities, though there can be no assurance that it will be successful in achieving this objective.

\                     THE ARLEN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                                 (May 31, 1997)



NOTE 2 - COMMITMENTS AND CONTINGENCIES

          The Company is the sponsor of a defined benefit pension plan (the "Plan") which was frozen in 1981. The actuarial valuation of the Plan as of March 1, 1991 (the latest Plan valuation) indicated the unfunded actuarial accrued liability was approximately $850,000.

          In November 1996, the United States Internal Revenue Service (the "IRS") granted the Company's request for a waiver of the minimum funding standard for the plan year ended February 29, 1996, conditioned upon (1) eight quarterly payments by the Company to the Plan of $33,000 each beginning with the calendar quarter ended December 31, 1996 and (2) a credit balance equal to the unamortized balance of the waiver (estimated to be approximately $175,000) being maintained in the Plan's funding standard account for each plan year commencing on or after March 1, 1997.

         After giving effect to the waiver granted by the IRS, management believes that it has adequately provided in the Company's balance sheet (in accrued expenses, fees and other) for the Plan's unfunded accrued liability. If the conditions described above are not satisfied, the waiver could be declared null and void.

NOTE 3 - LOSS PER COMMON SHARE

          Loss per common share is computed by dividing the net loss, after giving effect to dividends on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. Convertible securities that are deemed to be common share equivalents are assumed to have been converted at the beginning of each period. The Company's common share equivalents and convertible issues were anti-dilutive at May 31, 1997 and 1996 and, therefore, were not included in the loss per share computations for these periods. The weighted average number of shares used to compute per share amounts was 31,587,000 for the three-month period ended May 31, 1997 and 31,690,000 for the three-month period ended May 31, 1996, inclusive of Class B shares.

                                     ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 (May 31, 1997)

         The following discussion and analysis should be read in conjunction with the Company's unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 1 of Part I of this Report:

LIQUIDITY AND CAPITAL RESOURCES

         The cash flow which the Company receives from the $2,000,000 promissory note acquired in connection with the February 1996 disposition of its operating subsidiaries and the fee income generated from a subsidiary's participation in mortgage financing activities have enabled the Company to meet its current cash requirements and are believed to be adequate to enable the Company to avoid any serious cash flow shortages in the near term.

RESULTS OF OPERATIONS

           The Company's net losses for the three-month periods ended May 31, 1997 and 1996 result almost entirely from the interest accrual attributable to the indebtedness owed to related parties.

                           PART II - OTHER INFORMATION

                                 Not Applicable

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                THE ARLEN CORPORATION
                                                     (Registrant)


                                        By: /s/ Allan J. Marrus
                                           -------------------------------------
                                        Allan J. Marrus, President
Date: September 2, 1997

                                        By: /s/ Stanley Garber
                                           -------------------------------------
                                        Stanley Garber, Treasurer
Date: September 2, 1997