Form 10-Q
period 1997-08-31
ARLEN CORP
filed 1997-10-15
CIK 7346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X       QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

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

         Common Stock, $1 par value - 29,587,619 shares outstanding as of October 3, 1997

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                                      INDEX
===============================================================================


                                                                                       PAGE
PART I.              FINANCIAL INFORMATION

             Item 1. Financial Statements

                     Consolidated balance sheet -- August 31, 1997 (unaudited)                4

                     Consolidated balance sheet --  February 28, 1997                         5

                     Consolidated statements of operations -- Six and three
                                  months ended August 31, 1997 and 1996 (unaudited)           6

                     Consolidated statements of cash flows -- Six months
                                  ended August 31, 1997 and 1996 (unaudited)                  7-8

                     Notes to consolidated financial statements                               9-10


             Item 2. Management's Discussion and Analysis of Financial Condition
                                  and Results of Operations                                  11-12


PART II.             OTHER INFORMATION                                                       13


SIGNATURES                                                                                   13

                         PART I - FINANCIAL INFORMATION

                                     Item 1
                              Financial Statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                August 31, 1997
                                 ($000s Omitted)
                                   (UNAUDITED)
===============================================================================


                        ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                                   $     22
         Note receivable - current portion,
             net of unamortized discount of $4                                            882
                                                                                     ---------

                 TOTAL CURRENT ASSETS                                                     904

PROPERTY AND EQUIPMENT, net                                                                45
OTHER ASSETS, including amounts due from
     former subsidiaries                                                                   85
                                                                                     ---------

                 TOTAL ASSETS                                                          $1,034
                                                                                     =========

            LIABILITIES AND CAPITAL DEFICIT
CURRENT LIABILITIES:
         Notes payable                                                                 $  137
         Accrued interest payable (including $5 due to related
             parties)                                                                     233
         Accrued expenses, fees and other (Note 2)                                      7,393
         Current portion of long-term obligations due
             to related parties                                                           829
                                                                                     ---------

                 TOTAL CURRENT LIABILITIES                                              8,592

AMOUNTS DUE TO RELATED PARTIES                                                        137,845
                                                                                     ---------

                 TOTAL LIABILITIES                                                    146,437

COMMITMENTS AND CONTINGENCIES (Note 2)

CAPITAL DEFICIT                                                                      (145,403)
                                                                                     ---------

                 TOTAL LIABILITIES AND CAPITAL DEFICIT                                 $1,034
                                                                                     =========

                 See notes to consolidated financial statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                February 28, 1997
                                 ($000s Omitted)
===============================================================================

                        ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                                            $     4
         Note receivable - current portion,
             net of unamortized discount of $35                                                   887
                                                                                             ---------

                 TOTAL CURRENT ASSETS                                                             891

PROPERTY AND EQUIPMENT, net                                                                        51
OTHER ASSETS, including amounts due from
     former subsidiaries                                                                          181
                                                                                             ---------

                 TOTAL ASSETS                                                                  $1,123
                                                                                             =========

            LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
         Notes payable                                                                         $  137
         Accrued interest payable (including $4 due to related parties)                           213
         Accrued expenses, fees and other (Note 2)                                              7,013
         Current portion of long-term obligations
             due to related parties                                                               829
                                                                                             ---------

                 TOTAL CURRENT LIABILITIES                                                      8,192


AMOUNTS DUE TO RELATED PARTIES                                                                133,143
                                                                                             ---------

                 TOTAL LIABILITIES                                                            141,335

COMMITMENTS AND CONTINGENCIES (Note 2)

CAPITAL DEFICIT                                                                              (140,212)
                                                                                             ---------

                 TOTAL LIABILITIES AND CAPITAL DEFICIT                                         $1,123
                                                                                             =========

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 ($000s Omitted)
                                   (UNAUDITED)
===============================================================================

                                                                  Six months ended       Three months ended
                                                                      August 31,              August 31,
                                                                      ---------               ---------
                                                                  1997       1996         1997        1996
                                                                  ----       ----         ----        ----
GENERAL & ADMINISTRATIVE
     EXPENSES                                                     ($585)     ($581)       ($306)      ($301)

OTHER (EXPENSES) INCOME:
         Interest expense (including amounts
             due to related parties of $5,412 and
             $2,730 in 1997 and $5,039 and $2,531
             in 1996)                                            (5,432)     (5,265)     (2,736)     (2,643)
         Interest income                                            737         770         367         734
         Other Income, net                                           89         144           -           -
                                                                --------    --------    --------    --------

             Net loss                                           ($5,191)    ($4,932)    ($2,675)    ($2,210)
                                                                ========    ========    ========    ========


LOSS PER COMMON SHARE                                            ($0.16)     ($0.15)     ($0.08)     ($0.07)
                                                                =======     =======     ========    ========

                 See notes to consolidated financial statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 ($000s Omitted)
                                   (UNAUDITED)
===============================================================================


                                                                                    Six months ended
                                                                                        August 31,
                                                                                   1997             1996
                                                                                   ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                    ($5,191)          ($4,932)
                                                                                 --------          --------

     Adjustments to reconcile net loss to cash provided by
         operating activities:
         Depreciation and amortization                                                 12               11
         Amortization on note discount                                               (31)              (70)
         Increase in accrued interest due related parties
             in exchange for interest                                              5,412             5,040
         Changes in assets and liabilities
             (Increase) decrease in assets
                 Other assets                                                         96                 4
             Increase (decrease) in liabilities:
                 Accrued interest payable                                             20                15
                 Accrued other liabilities                                           380               213
                                                                                 --------          --------

                 Total adjustments                                                 5,889             5,213
                                                                                 --------          --------

                 Net cash provided by operating activities                           698               281
                                                                                 --------          --------

                 See notes to consolidated financial statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                ($000s Omitted)
                                   (UNAUDITED)
                                   (Continued)
===============================================================================

                                                                                      Six months ended
                                                                                         August 31,
                                                                                      1997           1996
                                                                                      ----           ----
CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment                                                (6)                0
                                                                                 --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds on notes receivable                                                     36               466
     Payments on debt due to related parties                                        (710)             (703)
     Principal payments on long-term borrowings                                        -               (40)
                                                                                 --------          --------

                 Net cash used in financing activities                              (674)             (277)
                                                                                 --------          --------

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                                                  18                 4

CASH AND CASH EQUIVALENTS, at
     February 28, 1997 and February 29, 1996                                           4                10
                                                                                 --------          --------

CASH AND CASH EQUIVALENTS, at
     August 31, 1997 and 1996                                                    $    22           $    14
                                                                                 ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the six months ended
         August 31, 1997 and 1996 for interest                                   $   710           $   707
                                                                                 ========          ========

                 See notes to consolidated financial statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (August 31, 1997)
===============================================================================

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of The Arlen Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended August 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1998. For further information, reference is made to the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997.

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

         The accompanying unaudited consolidated financial statements of the Company have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At August 31, 1997, the Company had a working capital deficiency of $7,688,000 and a capital deficit of $145,403,000. Currently, the Company meets its operating expenses with the fees generated by a subsidiary for participation in mortgage financing activities and the proceeds of a $2,000,000 promissory note received in connection with the February 1996 disposition of its operating subsidiaries. The Company is seeking new business opportunities, though there can be no assurance that it will be successful in achieving this objective.

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                                (August 31, 1997)
===============================================================================

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

NOTE 3 - LOSS PER COMMON SHARE

          Loss per common share is computed by dividing the net loss, after giving effect to dividends on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. Convertible securities that are deemed to be common share equivalents are assumed to have been converted at the beginning of each period. The Company's common share equivalents and convertible issues were anti-dilutive at August 31, 1997 and 1996 and, therefore, were not included in the loss per share computations for these periods. The weighted average number of shares used to compute per share amounts was 31,587,000 for the three- and six-month periods ended August 31, 1997 and 31,690,000 for the three- and six-month periods ended August 31, 1996, inclusive of Class B shares.

                                     ITEM 2
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL POSITION AND RESULTS OF OPERATIONS

                                (August 31, 1997)
===============================================================================

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

RESULTS OF OPERATIONS

           The Company's net losses for the three-month periods ended August 31, 1997 and 1996 result almost entirely from the interest accrual attributable to the indebtedness owed to related parties.

                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (b) The Registrant filed a Current Report on Form 8-K, dated August 15, 1997, with respect to Item 5 (Other Events).



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

                                       THE ARLEN CORPORATION
                                            (Registrant)


                                       By:        /s/ Allan J. Marrus
                                          -------------------------------------
                                                  Allan J. Marrus, President

Date: October 10, 1997

                                       By:          /s/ Stanley Garber
                                          -------------------------------------
                                                    Stanley Garber, Treasurer

Date: October 10, 1997