Form 10-Q
period 1997-11-30
ARLEN CORP
filed 1998-01-14
CIK 7346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 1997

                                             OR

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

                                              Yes      X       No
                                                 _____________   _____________

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $1 par value - 29,587,633 shares outstanding as of January 5, 1998

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                                                           PAGE
     PART I.                FINANCIAL INFORMATION

                 Item 1.    Financial Statements

                            Consolidated balance sheets -- November 30, 1997 (unaudited) and                                  4
                                              February 28, 1997

                            Consolidated statements of operations -- Nine and three
                                              months ended November 30, 1997 and 1996 (unaudited)                             5

                            Consolidated statements of cash flows -- Nine months
                                              ended November 30, 1997 and 1996 (unaudited)                                  6-7

                            Notes to consolidated financial statements                                                      8-9


                 Item 2.    Management's Discussion and Analysis of Financial Condition
                                              and Results of Operations                                                   10-11


     PART II.               OTHER INFORMATION                                                                                12


     SIGNATURES                                                                                                              13

                         PART I - FINANCIAL INFORMATION

                                     Item 1
                              Financial Statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 ($000s Omitted)

                                                                             November 30,  February 28,
                                                                                1997           1997
                                     ASSETS                                  (Unaudited)
CURRENT ASSETS:
            Cash and cash equivalents                                         $       9     $       4
            Note receivable due from related party- current portion
                  net of unamortized discount of $0 and $35                         826           887
                                                                              ---------     ---------

                       TOTAL CURRENT ASSETS                                         835           891

PROPERTY AND EQUIPMENT, net                                                          40            51
OTHER ASSETS, including amounts due from
     former subsidiaries                                                             59           181
                                                                              ---------     ---------

                       TOTAL ASSETS                                           $     934     $   1,123
                                                                              =========     =========

                   LIABILITIES AND CAPITAL DEFICIT
CURRENT
LIABILITIES:
            Notes payable                                                     $     137     $     137
            Accrued interest payable (including $6 and $4 due from related
                  parties                                                           243           213
            Accrued expenses, fees and other (Note 3)                             7,525         7,013
            Current portion of long-term obligations due
                   to related parties                                               829           829
                                                                              ---------     ---------

                       TOTAL CURRENT LIABILITIES                                  8,734         8,192

AMOUNTS DUE TO RELATED PARTIES                                                  140,233       133,143
                                                                              ---------     ---------

                       TOTAL LIABILITIES                                        148,967       141,335

COMMITMENTS AND CONTINGENCIES (Note 3)

CAPITAL DEFICIT                                                                (148,033)     (140,212)
                                                                              ---------     ---------

                       TOTAL LIABILITIES AND CAPITAL DEFICIT                  $     934     $   1,123
                                                                              =========     =========

                 See notes to consolidated financial statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 ($000s Omitted)
                                   (UNAUDITED)


                                                            Nine months ended       Three months ended
                                                               November 30,             November 30,
                                                               ------------            ------------
                                                             1997        1996        1997        1996
                                                           -------     -------     -------     -------
GENERAL & ADMINISTRATIVE
     EXPENSES                                              ($  894)    ($1,039)    ($  309)    ($  459)

OTHER (EXPENSES) INCOME:
            Interest expense (including amounts
                   due to related parties of $8,160 and
                   $2,748 in 1997 and $7,574 and $2,535
                   in 1996)                                 (8,191)     (7,912)     (2,759)     (2,647)
            Interest income from related parties             1,105       1,181         368         411
            Other Income, net                                  159         390          70         247
                                                           -------     -------     -------     -------


                   Net loss                                ($7,821)    ($7,380)    ($2,630)    ($2,448)
                                                           =======     =======     =======     =======




LOSS PER COMMON SHARE                                      ($ 0.25)    ($ 0.23)    ($ 0.08)    ($ 0.07)
                                                           =======     =======     =======     =======

                 See notes to consolidated financial statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 ($000s Omitted)
                                   (UNAUDITED)

                                                                 Nine months ended
                                                                    November 30,
                                                                    ------------
                                                                  1997        1996
                                                                  ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                   ($7,821)    ($7,380)
                                                                -------     -------

     Adjustments to reconcile net loss
     to cash provided by operating
     activities:
            Depreciation and amortization                            17          16
            Amortization on note discount                           (35)        (98)
            Increase in accrued interest due related parties
                   in exchange for interest                       7,090       6,485
            Changes in assets and liabilities
                   (Increase) decrease in assets:
                       Other assets                                 122           4
                   Increase (decrease) in liabilities:
                       Accrued interest payable                      30          24
                       Accrued other liabilities                    512         279
                                                                -------     -------

                       Total adjustments                          7,736       6,710
                                                                -------     -------

                       Net cash used in operating activities        (85)       (670)
                                                                -------     -------

                 See notes to consolidated financial statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 ($000s Omitted)
                                   (UNAUDITED)
                                   (Continued)


                                                                     Nine months ended
                                                                        November 30,
                                                                        ------------
                                                                      1997        1996
                                                                      ----        ----
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds on notes receivable                                        96         714
     Acquisition of property and equipment                               (6)         --
                                                                    -------     -------

                       Net cash provided by investing activities         90         714
                                                                    -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term borrowings                          --         (42)
                                                                    -------     -------

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                                      5           2

CASH AND CASH EQUIVALENTS, at
     February 28, 1997 and February 29,1996                               4          10
                                                                    -------     -------

CASH AND CASH EQUIVALENTS, at
     November 30, 1997 and 1996                                     $     9     $    12
                                                                    =======     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the nine months ended
            November 30, 1997 and 1996 for interest                 $ 1,069     $ 1,092
                                                                    =======     =======

                 See notes to consolidated financial statements

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (November 30, 1997)
===============================================================================

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of The Arlen Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended November 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1998. For further information, reference is made to the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997.

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

         The accompanying unaudited consolidated financial statements of the Company have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At November 30, 1997, the Company had a working capital deficiency of $7,899,000 and a capital deficit of $148,033,000. Currently, the Company meets its operating expenses almost entirely with the proceeds of a $2,000,000 promissory note received in connection with the February 1996 disposition of its operating subsidiaries. The Company is seeking new business opportunities, though there can be no assurance that it will be successful in achieving this objective.

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                                (November 30, 1997)
===============================================================================

NOTE 2 - RECLASSIFICATION

          Certain November 30, 1996 financial staement items have been reclassified to conform to the November 30, 1997 presentation.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

          The Company is the sponsor of a defined benefit pension plan (the "Plan") which was frozen in 1981. The actuarial valuation of the Plan as of March 1, 1991 (the latest Plan valuation) indicated the unfunded actuarial accrued liability was approximately $850,000.

          In November 1996, the United States Internal Revenue Service (the "IRS") granted the Company's request for a waiver of the minimum funding standard for the plan year ended February 29, 1996, conditioned upon (1) eight quarterly payments by the Company to the Plan of $33,000 each beginning with the calendar quarter ended December 31, 1996 (all payments of which, required to date, have been made, though not according to the quarterly payment schedule) and (2) a credit balance equal to the unamortized balance of the waiver (estimated to be approximately $175,000) being maintained in the Plan's funding standard account for each plan year commencing on or after March 1, 1997.

          Based upon the waiver granted by the IRS, management believes that it has adequately provided in the Company's balance sheet (in accrued expenses, fees and other) for the Plan's unfunded accrued liability. If the conditions described above have not been fully complied with or the conditions remaining to be fulfilled are not fully satisfied, the waiver could be declared null and void.

NOTE 3 - LOSS PER COMMON SHARE

          Loss per common share is computed by dividing the net loss, after giving effect to dividends on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. Convertible securities that are deemed to be common share equivalents are assumed to have been converted at the beginning of each period. The Company's common share equivalents and convertible issues were anti-dilutive at November 30, 1997 and 1996 and, therefore, were not included in the loss per share computations for these periods. The weighted average number of shares used to compute per share amounts was 31,587,000 for the three- and nine-month periods ended November 30, 1997 and 31,690,000 for the three- and nine-month periods ended November 30, 1996, inclusive of Class B shares.

                                     ITEM 2
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                     THE ARLEN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL POSITION AND RESULTS OF OPERATIONS

                              (November 30, 1997)
===============================================================================

         The following discussion and analysis should be read in conjunction with the Company's unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 1 of Part I of this Report:

LIQUIDITY AND CAPITAL RESOURCES

         The Company is dependent upon the cash flow which it receives from the $2,000,000 promissory note acquired in connection with the February 1996 disposition of its operating subsidiaries to meet its current cash requirements. Such proceeds are believed to be adequate to enable the Company to avoid any serious cash flow shortages in the near term. However, with such promissory note expected to be paid in full within the next 12-month period and the Company not anticipating any further meaningful current fee income from participation in mortgage financing transactions, management is actively seeking transactions which will produce future cash flow in the post-1998 period (though there can be no assurance that management will be successful in consummating any such transactions).

RESULTS OF OPERATIONS

         The lower other income, net, generated in the three months ended November 30, 1997, when compared with such other income in the same period of the prior fiscal year, reflects a decline in income from the Company's participation in mortgage financing transactions.

         The decrease in third-quarter general and administrative expenses from 1996 to 1997 arose primarily from a reduction in professional fees.

         The Company's net losses for the three-month periods ended November 30, 1997 and 1996 result from the interest expense attributable to the indebtedness owed to related parties.

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

                                       THE ARLEN CORPORATION
                                            (Registrant)


                                       By:        /s/ Allan J. Marrus
                                          -------------------------------------
                                                  Allan J. Marrus, President

Date: January 14, 1998

                                       By:          /s/ Stanley Garber
                                          -------------------------------------
                                                    Stanley Garber, Treasurer

Date: January 14, 1998